Form 10-Q
period 1996-03-29
COMMUNICATIONS & POWER INDUSTRIES INC
filed 1996-05-10
CIK 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

  /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 29, 1996

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from_________to_________

- - --------------------------------------------------------------------------------
                       Commission File Number: 33-96858-02
- - --------------------------------------------------------------------------------

                     COMMUNICATIONS & POWER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)
                                    Delaware
                            (State of Incorporation)
                                   77-0405693
                     (I.R.S. employer identification number)
                                 607 Hansen Way
                        Palo Alto, California 94303-1110
                                 (415) 846-2900
                   (Address, including zip code, and telephone
             number, including area code, of registrant's principal
                               executive offices)
           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
- - --------------------------------------------------------------------------------

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant's classes of Common Stock, as of the latest practicable date: COMMUNICATIONS & POWER INDUSTRIES, INC.: 1 SHARE OF COMMON STOCK, $.01 PAR VALUE, AT FEBRUARY 1, 1996.

                     COMMUNICATIONS & POWER INDUSTRIES INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

                                     PART 1

PART 1:       FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets, March 29, 1996 (Unaudited) and September
     29, 1995............................................................................................2

     Consolidated Condensed Statements of Operations, 13-week period ended March 29,
     1996 (unaudited) and March 31, 1995 (unaudited).....................................................3

     Consolidated Condensed Statements of Operations, 26-week period ended March 29,
     1996 (unaudited) and March 31, 1995 (unaudited).....................................................4

     Consolidated Condensed Statements of Cash Flows, 26-week period ended March
     29,1996 (unaudited) and March 31, 1995 (unaudited)..................................................5

     Notes to Consolidated Condensed Financial Statements (unaudited)....................................6

     Management's Discussion and Analysis of Financial Condition and Results of
     Operations (Unaudited)..............................................................................7

PART II:      OTHER INFORMATION

     Other Information ..................................................................................9

     Signatures ........................................................................................10

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

                                INTERIM CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                           (in thousands - unaudited)

                                                  March 29,     September 29,
                       ASSETS                        1996           1995
                                                  ---------      ---------
CURRENT ASSETS
    Cash and cash equivalents                     $   4,804          8,267
    Accounts receivable, net                         44,950         44,743
    Inventories                                      49,805         44,765
    Other current assets                              2,509          2,566
                                                  ---------      ---------
Total current assets                                102,068        100,341
Property, plant, and equipment, net                  75,288         74,071
Goodwill, net                                        25,693         26,098
Other assets                                         12,615         14,392
                                                  =========      =========
Total assets                                      $ 215,664        214,902
                                                  =========      =========
               LIABILITIES, REDEEMABLE
         PREFERRED STOCK AND EQUITY (DEFICIT)

CURRENT LIABILITIES
    Revolving credit facility                     $  17,300         19,600
    Accounts payable - trade                         12,624         16,474
    Accrued expenses                                 30,332         25,863
    Current portion of term loans                     3,200          3,200
                                                  ---------      ---------
Total current liabilities                            63,456         65,137
Senior term loans                                    38,000         38,800
Senior subordinated notes                           100,000        100,000
Deferred taxes                                          343             43
                                                  ---------      ---------
Total liabilities                                   201,799        203,980
                                                  ---------      ---------
SENIOR REDEEMABLE PREFERRED STOCK                    13,575         12,460
                                                  ---------      ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
    Junior Preferred Stock                                1              1
    Common Stock                                       --             --
    Additional paid-in capital                       29,761         29,088
    Accumulated deficit                             (28,482)       (29,627)
    Less stockholder loans                             (990)        (1,000)
                                                  ---------      ---------
Net stockholders' equity (deficit)                      290         (1,538)
                                                  ---------      ---------
Total liabilities, redeemable
    preferred stock and equity (deficit)          $ 215,664        214,902
                                                  =========      =========


See accompanying notes to the unaudited interim condensed consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)

                                                       Successor            Predecessor
                                                     -------------         -------------
                                                       13-Week               13-Week
                                                     period ended          period ended
                                                       March 29,             March 30,
                                                         1996                  1995
                                                     -------------         -------------
 Sales                                               $      63,467                64,047
 Cost of sales                                              45,861                46,396
                                                     -------------         -------------
 Gross Profit                                               17,606                17,651
                                                     -------------         -------------
 Operating costs and expenses:
      Research and development                               1,919                 2,173
      Marketing                                              4,892                 5,054
      General and administrative                             2,801                 5,301
                                                     -------------         -------------
 Total operating costs and expenses                          9,612                12,528
                                                     -------------         -------------
 Operating income                                            7,994                 5,123
 Interest expense                                            4,620                  --
                                                     -------------         -------------
 Earnings before taxes                                       3,374                 5,123
 Income tax expense                                          1,249                 1,898
                                                     -------------         -------------
 Net earnings (loss)                                         2,125                 3,225

Preferred dividends:
     Senior Redeemable Preferred Stock                         541                  --
     Junior Preferred Stock                                    361                  --
                                                     -------------         -------------
Earnings attributable to common stock                $       1,223                 3,225
                                                     =============         =============



See accompanying notes to the unaudited interim condensed consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

                         INTERIM CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                           (in thousands - unaudited)

                                                       Successor             Predecessor
                                                     -------------          -------------
                                                        26-Week               26-Week
                                                      period ended          period ended
                                                        March 29,             March 30,
                                                          1996                  1995
                                                     -------------          -------------
 Sales                                               $     126,100                122,739
 Cost of sales                                              91,839                 90,851
                                                     -------------          -------------
 Gross Profit                                               34,261                 31,888
                                                     -------------          -------------
 Operating costs and expenses:

      Research and development                               3,700                  3,999
      Marketing                                              9,733                  9,640
      General and administrative                             6,547                 10,244
                                                     -------------          -------------
 Total operating costs and expenses                         19,980                 23,883
                                                     -------------          -------------
 Operating income                                           14,281                  8,005
 Interest expense                                            9,620                   --
                                                     -------------          -------------
 Earnings before taxes                                       4,661                  8,005
 Income tax expense                                          1,725                  2,964
                                                     -------------          -------------
 Net earnings (loss)                                         2,936                  5,041

Preferred dividends:
     Senior Redeemable Preferred Stock                       1,008                   --
     Junior Preferred Stock                                    672                   --
                                                     -------------          -------------
Earnings attributable to common stock                $       1,256                  5,041
                                                     =============          =============


See accompanying notes to the unaudited interim condensed consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

                            STATEMENTS OF CASH FLOWS
                           (in thousands - unaudited)

                                                                          Successor              Predecessor
                                                                        --------------         --------------
                                                                           26-Week                26-Week
                                                                         period ended           period ended
                                                                           March 29,              March 30,
                                                                             1996                   1995
                                                                        --------------         --------------
OPERATING ACTIVITIES
      Net cash provided by (used in) operating activities               $        4,395                  6,922
                                                                        --------------         --------------
INVESTING ACTIVITIES
      Purchase of property, plant and equipment, net                            (4,396)                (3,160)
      (Increase) decrease in other non current assets                             (122)                   638
                                                                        --------------         --------------
      Net cash used in investing activities                                     (4,518)                (2,522)
                                                                        --------------         --------------
FINANCING ACTIVITIES
      Repayment of intercompany funding to Varian                                 --                   (2,527)
      Debt issue costs                                                            (250)
      Proceeds from Stockholder loans                                               10
      Borrowings on revolving credit facility, net                              (3,100)                  --
                                                                        --------------         --------------
      Net cash provided by (used in) financing activities                       (3,340)                (2,527)
                                                                        --------------         --------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                                    (3,463)                 1,873
Cash and cash equivalents at beginning of period                                 8,267                  5,713
                                                                        ==============         ==============
Cash and cash equivalents at end of period                              $        4,804                  7,586
                                                                        ==============         ==============

See accompanying notes to the unaudited interim condensed consolidated financial statements.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

                      NOTES TO UNAUDITED INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The accompanying unaudited interim condensed consolidated financial statements of Communication & Power Industries, Inc. (the "Company" or "Successor") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's September 29, 1995 Annual Report on Form 10-K. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal, recurring nature, necessary to a fair statement of the results for the interim period presented.

Prior to August 11, 1995, the Company's operations were the principal operations of the Electron Devices Business (the "Predecessor"), a segment of Varian Associates, Inc. ("Varian"), except they exclude the Tempe, Arizona operations. The Predecessor consisted of substantially all of the assets of Varian and its affiliates that were used primarily in developing, manufacturing and distributing microwave and power grid vacuum electron devices, microwave amplifiers, modulators and various other power supply equipment and devices. On August 11, 1995, the Company acquired these assets from Varian (the "Acquisition") and was then merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation, a corporation newly formed by a group of investors, including management of the Company. As a result of the Acquisition, operations of the Company for the first six months of 1996 are not necessarily comparable to the operations of the corresponding period of the prior year.

During the quarter ended March 29, 1996, the Company paid preferred dividends on its Senior Redeemable Preferred Stock and its Junior Preferred Stock through the issuance of 5,410 additional shares of its Senior Redeemable Preferred Stock and 3,610 shares of its Junior Preferred Stock, respectively. During the first half ended March 29, 1996, the Company paid preferred dividends through the issuance of 10,080 shares of its Senior Redeemable Preferred Stock and 6,720 shares of its Junior Preferred Stock.

Certain reclassifications have been made to the September 29, 1995 consolidated financial statements to conform with the 1996 presentation.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the second quarter of Fiscal 1996, sales were $63.5 million, a slight decrease of .9% from the second quarter of Fiscal 1995. During the first half of 1996, sales were $126.1 million, an increase of $3.4 million, or 2.7%, over the comparable period in the prior fiscal year. This increase was primarily due to increases in communication and industrial sales partially offset by radar and scientific sales declines. Communication sales increased approximately $4.2 million, or 7.9%, due to the increased demand for satellite communication uplinks. Industrial sales increased approximately $2.7 million, or 26.4%, due to stronger marketing efforts and continued strength in the semiconductor area. Sales to the radar market, which continue to decline but at a slower pace, decreased $1.6 million, or 4.3%. Sales to the scientific market decreased $1.1 million, or 36.3%, due to a slow down of development programs for the Department of Energy.

Incoming orders during the second quarter of Fiscal 1996 were $66.6 million as compared to $60.5 for the second quarter of Fiscal 1995, an increase of 10.2%. Orders during the first half of Fiscal 1996 were $136.8 million as compared to $122.1 million over the comparable period in the prior fiscal year, a growth rate of 12.1%. However, incoming order levels fluctuate significantly on a quarterly basis and a particular quarters order rate may not be indicative of future order levels. In addition, the Company's sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to predict when or if these orders will be recognized as sales.

Gross profit decreased from $17.7 million in the second quarter of Fiscal 1995 to $17.6 million in the second quarter of Fiscal 1996, principally related to lower sales volume. A $1.2 million reduction in depreciation expense in the second quarter of Fiscal 1996 was offset by a $.3 million charge to cost of sales relating to the write-up of inventory, both recorded in connection with the Acquisition. Lower depreciation expense in this time period was also offset by increased product cost related to the relocation of the Company's Salt Lake City, Utah plant to San Carlos, California. Gross profit increased from $31.9 million, or 26% of sales, in the first half of Fiscal 1995 to $34.3 million, or 27.2% of sales, in the first half of Fiscal 1996 as a result of increased sales volume and $2.5 million reduction in depreciation expense offset partially by the charge to cost of sales of $1.7 million relating to the inventory write-up.

Research and development expenses decreased by $.3 million for the 13-week and 26-week periods ended March 29, 1996 as compared to the same time periods ended March 30, 1995. As a percentage of sales, these expenses have dropped from 3.3% in the first half of Fiscal 1995 to 2.9% in the first half of Fiscal 1996, primarily as a result of several product development milestones being moved into the second half of Fiscal 1996. Overall the Company continues its emphasis on new products and is currently working on several customer-funded projects.

Marketing, General and Administrative expenses as a percentage of sales were 12.1% and 12.9%, respectively, for the 13-week and 26-week periods ended March 29, 1996 as compared to 16.2% for the 13-week and 26-week periods ended March 30, 1995. The reduced level of these costs as a percentage of sales reflects the Company's new cost structure as an independent company in Fiscal 1996, as opposed to being an operating division of Varian during the first half of Fiscal 1995.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

Operating income was $8.0 million (12.6% of sales) for the second quarter of Fiscal 1996, as compared to $5.1 million (8.0% of sales) for the second quarter of Fiscal 1995, a 56% improvement. Operating income was $14.3 million (11.3% of sales) for the first half of Fiscal 1996, as compared to $8.0 million (6.5% of sales) for the first half of Fiscal 1995, a 78% improvement. In addition to the various items mentioned, operating income was positively affected by a reduction in depreciation expense due to the revaluation of the Company's assets in connection with the Acquisition, which lowered depreciation from $6.4 million in the first half of Fiscal 1995 to $3.7 million in the first half of Fiscal 1996.

Earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the second quarter of Fiscal 1996 was $10.1 million (excluding the effect of the $.3 million charge during the quarter relating to the write-up of inventory as described above), compared to $8.4 million for the second quarter of 1995. EBITDA for the first half of Fiscal 1996 was $19.7 million (excluding the $1.7 million charge for the write-up of inventory), compared to $14.4 million for the first half of 1995. Earnings before taxes amounted to $3.4 million and $4.7 million for the 13-week and 26-week periods ended March 29, 1996, respectively, as compared to $5.1 million and $8.0 million for the same time periods ended March 30, 1995. The decrease of $1.7 million, or 34.1%, for the second quarter and the decrease of $3.3 million, or 41.8%, for the first half is due to the incurrence of $4.6 million and $9.6 million, respectively, of interest expense ($4.3 million and $8.6 million, respectively, of cash interest expense) associated with the debt incurred in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities for the first half of Fiscal 1996 were $4.4 million, a decrease in cash flow of $2.5 million from the $6.9 million provided by operating activities during the first half of Fiscal 1995. The primary reason for the decrease in cash provided was an increase in inventories of $5.0 million affected by a build up of transition stock for product lines being relocated from Salt Lake City to San Carlos as well as delayed shipments caused primarily by late vendor deliveries. This was partially offset by an increase in cash advances primarily related to customer-funded research and development. Operating activities funded $3.1 million of paydowns during the first half against the Company's revolving credit facility.

Cash flow from investing activities was comprised principally of capital expenditures for property and equipment, which amounted to $4.4 million for the first half of Fiscal 1996 as compared to $3.2 million for the first half of Fiscal 1995.

As of March 29, 1996, the Company had working capital of approximately $38.6 million, an increase of approximately $3.4 million (9.7%) from September 29, 1995. The increase of working capital is substantially attributable to higher inventory levels and a lower balance on the Company's revolving credit facility.

Prior to the Acquisition, the Predecessor's short-term cash requirements were provided by Varian through an intercompany credit facility arrangement. The Company's current primary source of liquidity, other than funds generated from operations, is the $35.0 million revolving credit facility provided under its senior credit agreement (of which $15.4 million was available as of April 26, 1996). Management believes that the Company will have adequate capital resources and liquidity (including cash flow from operations and borrowing under its revolving credit facility) to meet its obligations, fund all required capital expenditures and pursue its business strategy for the foreseeable future and, in any event, for the next 12 months.

                    COMMUNICATIONS & POWER INDUSTRIES, INC.,
                                and subsidiaries
    (A wholly owned subsidiary of Communications & Power Industries Holding
                                  Corporation)

PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2:  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

No reports were filed on Form 8-K during the quarter ended March 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COMMUNICATIONS & POWER INDUSTRIES, INC.

                        By:                    /s/ Al D. Wilunowski
                           -----------------------------------------------------
                                               Al D. Wilunowski
                                     Chief Executive Officer and President
                                               Date: May 6, 1996

                        By:                     /s/ Lynn E. Harvey
                           -----------------------------------------------------
                                                Lynn E. Harvey
                               Chief Financial Officer, Treasurer and Secretary
                                 (Principal Financial and Accounting Officer)
                                               Date: May 6, 1996