Form 10-Q/A
period 1996-03-29
COMMUNICATIONS & POWER INDUSTRIES INC
filed 1996-06-06
CIK 1000564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A

  /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 29, 1996

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from_________to_________

- --------------------------------------------------------------------------------
                       Commission File Number: 33-96858-02
- --------------------------------------------------------------------------------

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

                                      None
- --------------------------------------------------------------------------------

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