Form 10-K/A
period 2002-09-27
COMMUNICATIONS & POWER INDUSTRIES INC; COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP
filed 2002-12-17
CIK 1000564, 1000654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 27, 2002 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 33-96858-01

COMMUNICATIONS &

POWER INDUSTRIES
HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization)

77-0407395

(IRS Employer Identification No.)

811 Hansen Way

Palo Alto, California 94303-1110
(650) 846-2900
(Address of Principal Executive Offices and telephone number, including area code,)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None
Commission File Number: 33-96858

COMMUNICATIONS &

POWER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization)

77-0405693

(IRS Employer Identification No.)

811 Hansen Way

Palo Alto, California 94303-1110
(650) 846-2900
(Address of Principal Executive Offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☑

      The aggregate market value of voting stock of Communications & Power Industries Holding Corporation held by non-affiliates is $1,050,000, based upon the price at which it was last sold. No voting stock of Communications & Power Industries, Inc. is held by non-affiliates of Communications & Power Industries, Inc. Communications & Power Industries, Inc.’s voting stock is wholly owned by Communications & Power Industries Holding Corporation, a Delaware corporation. Neither Communications & Power Industries, Inc.’s nor Communications & Power Industries Holding Corporation’s common stock is publicly traded.

      Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: Communications & Power Industries Holding Corporation: 4,908,172 shares of Common Stock, $.01 par value, at December 6, 2002. Communications & Power Industries, Inc.: 1 share of Common Stock, $.01 par value, at December 6, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

(None)

EXPLANATORY NOTE

On Tuesday December 17, the filing agent for Communications & Power Industries, Inc., filed a Form 10-K/A for the year ended September 27, 2002 on their behalf. Unfortunately, this transmission did not reference the co-filing of Communications & Power Industries Holding Corporation and Communications & Power Industries, Inc. As a result of this error, Communications & Power Industries, Inc. is filing this Amendment No. 2 to its Form 10-K to properly include both entities.

Forward-Looking Statements

      This document contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this report which are attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the “risk factors” and other cautionary statements included herein. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in the Company’s expectations.

      You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this report. The information in this report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s securities. We urge you to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC.

PART 1

Item 1:     Business

General

      Communications & Power Industries Holding Corporation (“Holding”), through its wholly owned subsidiary, Communications & Power Industries, Inc. (“CPI”, both companies together referred to as the “Company”), is a world leader in the development, manufacture and distribution of components for systems used primarily to generate, amplify and transmit high-power/high-frequency microwave and radio frequency signals. End-use applications of these systems include the transmission and amplification of voice, data and video signals for broadcasting, internet and telecommunications; transmission of radar signals for navigation and location; transmission of false signals for electronic countermeasures (e.g., decoys and signal “jammers”); and various other uses in the industrial, medical and scientific markets.

      The Company’s products include microwave and power grid vacuum electronic devices, microwave amplifiers, modulators, and various other power supply equipment and devices. The majority of the Company’s products are consumable and have a finite life. The Company operates five manufacturing facilities in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

      CPI is a wholly owned subsidiary of Communications & Power Industries Holding Corporation. Both Holding and CPI are Delaware corporations formed in 1995. Prior to August 11, 1995, the Company’s operations were part of the Electron Devices Business of Varian Associates, Inc. (“Varian”). The principal executive offices of Holding and CPI are located at 811 Hansen Way, Palo Alto, California 94303 and their telephone number is (650) 846-2900.

Products

      The Company offers a comprehensive range of microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices for use in the communications, radar, electronic countermeasures, medical, industrial and scientific markets. The Company offers over 6,800 products that generally have selling prices from $2,000 to $50,000, with certain products ranging in price up to $1,000,000. Most of these products are consumable and have a finite life based upon hours of usage, operating environment and application. Certain of the Company’s products are sold in more than one market depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the vacuum electronic device will be located.

Markets

      The Company operates in six different markets:

•	Communications Market — The communications market is comprised of applications for satellite communications (“satcom”), wireless point-to-point and point-to-multipoint radio and broadcast sectors. In this market, the Company’s products generate, amplify and transmit signals and data within an overall communication system. Sales in the communications market were $84.8 million in fiscal year 2002 compared to $109.9 million in fiscal year 2001 and $87.8 million in fiscal year 2000.

•	Radar Market — The radar market utilizes microwave and power grid vacuum electronic devices, amplifiers, receiver protectors and related equipment for air, ground and shipboard radar systems. The Company’s vacuum electronic devices have been an integral component of radar systems for over five decades. Sales in the radar market were $93.2 million in fiscal year 2002 compared to $87.9 million in fiscal year 2001 and $90.8 million in fiscal year 2000.

•	Electronic Countermeasures Market — The electronic countermeasures market utilizes microwave vacuum electronic devices for systems that provide protection for ships, aircraft and high-value land targets against radar-guided munitions. Sales in the electronic countermeasures market were $21.7 million, $21.8 million, and $21.9 million in fiscal year 2002, fiscal year 2001 and fiscal year 2000, respectively.

•	Medical Market — The Company participates in the diagnostic and treatment sectors of the medical market. In the diagnostic market, the Company provides x-ray generators, including state-of-the-art, high-efficiency, lightweight power supplies and modern digital consoles for diagnostic equipment. In the treatment market, the Company provides microwave generators (klystrons) for high-end cancer therapy machines. Sales in this market were $29.3 million, $27.4 million and $20.9 million in fiscal year 2002, fiscal year 2001 and fiscal year 2000, respectively.

•	Industrial Market — The industrial market includes applications for a wide range of systems used for materials processing, instrumentation and voltage generation. Sales in this market were $15.5 million, $20.0 million and $17.5 million in fiscal year 2002, fiscal year 2001 and fiscal year 2000, respectively.

•	Scientific Market — The scientific market consists primarily of equipment utilized in reactor fusion programs and accelerators for high-energy particle physics, referred to as “Big Science.” Sales in the scientific market were $6.7 million, $5.5 million and $4.2 million in fiscal year 2002, fiscal year 2001 and fiscal year 2000, respectively.

      The Company’s products have applications among both commercial and government customers. The commercial sector represents all sales for which the U.S. Government is not the end-user. However, the end-user markets identified above are not categorized based upon whether they consist entirely of sales into commercial or government sectors. Therefore, sales in any one of the Company’s markets may consist of sales to commercial customers, the U.S. Government, or both. The commercial sector contributed approximately $189.2 million or 75.3% of Company’s total sales in fiscal year 2002 compared to $214.8 million or 78.8%, of the Company’s total sales in fiscal year 2001 and $188.9 million, or 77.7% in fiscal year 2000. U.S. Government sales, both direct and through original equipment manufacturers (“OEMs”), contributed approximately $62.0 million or 24.7% of the Company’s total sales in fiscal year 2002 compared to $57.7 million or 21.2%, of the Company’s total sales in fiscal year 2001 and $54.2 million, or 22.3%, in fiscal year 2000. The Company believes the fiscal year 2002 increase in U.S. Government sales reflects the Department of Defense’s recent expanded emphasis on addressing terrorism and homeland security. Based on a stable trend of order receipts for spares and upgrades from fiscal year 1995 to fiscal year 2002, management expects that U.S. Government and defense-related end-users will continue to provide a steady source of revenue. Segment data is included in Note 12 of the Notes to Consolidated Financial Statements.

      In fiscal year 2002, approximately 69.7% of sales were derived from U.S. customers, while approximately 30.3% were derived from international customers compared to fiscal year 2001 when approximately 67.0% of sales were derived from the U.S. and approximately 33.0% were from international customers and fiscal year 2000 when approximately 67.3% of sales were derived from the U.S. and approximately 32.7% were from international customers. However, many domestic OEMs, primarily those in the satcom market, export their products, and management believes that some percentage of the Company’s sales to U.S. customers ultimately have international end-users. Excluding sales to the U.S. Government, no single customer accounted for more than 5% of the Company’s total sales in fiscal years 2002, 2001 or 2000.

Sales, Marketing and Service

      As of September 27, 2002, the Company has over 150 direct sales, marketing and technical support professionals representing the largest direct sales, service and technical support organization focused exclusively on high-power/high-frequency signal generation, amplification and transmission. The Company’s sales and service organization is supplemented by outside representatives and a distributor, who service certain lower volume accounts. Most of the Company’s sales professionals are responsible for marketing the Company’s entire product line. Company sales professionals receive extensive technical training in all of the Company’s products, which allows them to provide customers with appropriate technical support, including information on product application and implementation.

      In addition to its direct sales force, the Company utilizes over 35 external sales organizations and one stocking distributor, Richardson Electronics, Ltd., to service the needs of low volume customers. The majority of the third-party organizations that the Company utilizes are located outside the U.S. and focus primarily on customers in South America, South East Asia, the Far East, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, the Company has been better able to meet the needs of its foreign customers by establishing a local presence in lower volume markets.

      The Company also has a specialized network of eleven service centers for the satcom replacement market. These service centers are located in the United States (California and New Jersey), Amsterdam, Brazil, China, India, Indonesia, Japan, Russia, Singapore and South Africa.

Manufacturing

      The Company manufactures its products within five manufacturing operations in North America. The Company has implemented modern manufacturing methodologies based upon “continuous improvement”, including Just In Time (JIT) materials handling, Demand Flow Technology (DFT), Statistical Process Control and Value Managed Relationships with suppliers and customers. The Company has achieved the ISO-9000 international certification standard.

      Generally, each of the Company’s manufacturing units use similar processes consisting of product development, purchasing, high level assembly and test. For satcom equipment, the process is primarily one of integration, and contract manufacturers are used whenever possible. Satcom equipment utilizes both vacuum electronic devices (“VEDs”) and solid-state technology, and that division procures components from the Company’s other manufacturing units. For VEDs, the process starts with procurement of raw material and sub-assemblies from qualified suppliers, who often deliver on a JIT basis. Raw materials are then formed, primarily by machining, cleaning and plating certain parts. These steps utilize statistical process control techniques to assure quality and high production yields. Subassembly is then performed to produce a vacuum envelope, the essential part of a vacuum electronic device. This subassembly process is performed utilizing DFT, which helps to minimize inventory. Vacuum assemblies are processed by pumping the atmosphere from the assemblies while heating them in a furnace and simultaneously stimulating them with an electrical current. When this step is complete, final assembly and testing is performed on each product before shipment. The Company has developed sophisticated test programs to assure that each product meets operating specifications.

      Certain materials necessary for the manufacture of the Company’s products, such as molybdenum, cupernickel, OFHC copper, and some cathodes, are obtained from sole, or a limited group of, suppliers. In addition, prices of these raw materials and key components are subject to fluctuation.

Competition

      The industries and markets in which the Company operates are highly competitive. The Company encounters intense competition in most of its business areas from numerous other companies (such as L3, formerly Northrop Grumman/ Litton), E2V (formerly Marconi Applied Technologies), Xicom and Thales (formerly Thomson-CSF), some of which have resources substantially greater than those of the Company. Some of these competitors are also customers of the Company. The Company’s ability to compete in its markets depends to a large extent on its ability to provide high quality products with shorter lead times at competitive prices, and its readiness in facilities, equipment and personnel.

      The Company must also continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid-state technology, or the development of new technology could adversely affect the Company’s market position and financial condition. Solid-state devices generally serve end-users’ low-power requirements, however, only microwave vacuum electronic devices currently serve higher-power and higher-frequency demands. The laws of physics limit the ability of solid-state technology to efficiently or cost effectively serve the high-power/high-frequency applications of the Company’s customers. The extreme operating parameters of these applications necessitate heat dissipation capabilities that are best satisfied by the Company’s vacuum electron device products. The Company’s management believes that each technology serves its own niche without significant overlap.

Backlog

      As of September 27, 2002, the Company had an order backlog of $145.1 million, representing approximately seven months of sales compared to order backlog of $151.5 million, or approximately seven months of sales, as of September 28, 2001 and $161.6 million, or eight months of sales, as of September 29, 2000. Backlog was unusually high in fiscal year 2000 primarily due to a one-time order for $13.6 million related to the XM Radio satellite service. Although the backlog consists of firm orders for which goods and services are yet to be provided, these orders can be and sometimes are modified or terminated. However, the amount of modifications and terminations has historically not been material compared to total contract volume.

Intellectual Property

      The Company owns a number of United States and foreign patents having various expiration dates (collectively, the “Patents”). The Patents relate to various aspects of the technologies used by the Company in many of its operations. In addition to the Patents, the Company has certain trade secrets, know-how, trademarks and copyrights related to its technology and products. The Company also has acquired certain intellectual property rights and incurred certain obligations through license and research and development agreements with third parties. These agreements may include royalty-bearing licenses, technology cross licenses and manufacturing supply agreements. Management does not believe that any single patent or license is material to the success of the Company as a whole. As a result of contracts with the U.S. Government which contain patent and/or data rights clauses, the U.S. Government also has acquired royalty-free licenses or other rights in inventions and technology resulting from certain work done by the Company on behalf of the U.S. Government. The Company also has certain software license agreements with vendors and suppliers which affect the Company’s intellectual property rights. The Company generally enters into confidentiality agreements with its employees, consultants and vendors, and generally limits access to and distribution of its proprietary information. The Company maintains an intellectual property protection program designed to preserve the intellectual property assets for the Company’s future products. This program includes the filing of new domestic and foreign patent applications, copyright and trademark applications and the pursuit of enforcement of its intellectual property rights. Nevertheless, there can be no assurance that the steps taken by the Company will prevent misappropriation or loss of its technology.

      Six United States patents and one United States patent application, and their foreign counterparts, are jointly owned by the Company and Varian along with related trade secrets and know-how, including drawings, manufacturing and testing processes and designs (the “Key Component Technology”). The Key Component Technology relates to the manufacture and testing of certain key electron beam guns and key medical klystrons, and any improvements thereto. The Company and Varian are parties to a Cross-License Agreement that allocates the rights to the Key Component Technology between the Company and Varian.

Research and Development

      Company-sponsored research and development (“R&D”) expense was approximately $5.9 million, $5.8 million and $8.7 million during fiscal year 2002, fiscal year 2001 and fiscal year 2000, respectively. Research and development expenses decreased during fiscal year 2001 in the Satcom equipment segment as that segment’s engineering resources were predominantly focused on production ramp up issues rather than new product development. Customer-sponsored R&D was approximately $5.2 million, $5.0 million and $6.5 million during fiscal year 2002, fiscal year 2001 and fiscal year 2000, respectively. For customer-sponsored R&D, the costs were charged to cost of sales to match revenue earned.

Employees

      As of September 27, 2002, the Company had approximately 1,480 employees compared to 1,720 employees as of September 28, 2001. None of the Company’s employees is subject to a collective bargaining agreement although a limited number of the Company’s sales force members located in Europe are members of work councils or unions. The Company has not experienced any work stoppages and believes that it has good relations with its employees.

      Because of the specialized and technical nature of the Company’s business, the Company is highly dependent on the continued service of, and on its ability to attract and retain qualified technical, marketing, sales and managerial personnel. The competition for such personnel is intense, and the failure to retain and/or recruit additional or substitute key personnel in a timely manner could have a material adverse effect on the Company’s business and operating results.

U.S. Government Contracts and Regulations

      Management expects that in the foreseeable future a significant portion of the Company’s sales will continue to result from contracts with the U.S. Government, either directly or through prime contractors or subcontractors. The Company’s business with the U.S. Government is performed under fixed-price and, to a lesser degree, cost-plus contracts. Fixed-price contracts accounted for 93.2% of the Company’s U.S. Government sales in fiscal year 2002 and cost-plus contracts accounted for 6.8% compared to fiscal year 2001’s mix of approximately 95.4% fixed-price and approximately 4.6% cost-plus and fiscal year 2000’s mix of approximately 91.6% fixed-price and approximately 8.4% cost-plus.

      Under fixed-price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment from decreases or increases in the costs of performing the contract. In addition, under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, and certain expenses related to the preparation of competitive bids and proposals and international sales are not reimbursable. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.

      U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or default by the contractor. Cost-plus contracts provide that, upon termination, the contractor is generally entitled to reimbursement of its incurred costs and, if the termination is for convenience, a fee proportionate to the percentage of the work completed under the contract is permitted. If the termination is for default, a contractor may also receive a fee proportionate to any items delivered to and accepted by the

U.S. Government. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government, and, if the termination is for convenience, for reimbursement of its other incurred costs and a reasonable profit on incurred costs. If a contract termination is for default, however, (i) the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government, (ii) the U.S. Government is not liable for the contractor’s incurred costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts and (iii) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

      In addition to the right of the U.S. Government to terminate, U.S. Government contracts are conditioned upon the availability of congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take many years. Consequently, at the outset of a major program, multi-year contracts are usually funded for only the first year (including any termination penalty), and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

      The Company’s contracts with foreign governmental defense agencies are subject to certain similar limitations and risks as those encountered with U.S. Government contracts. Licenses are required from U.S. Government agencies to export many of the Company’s products. Certain of the Company’s products are not permitted to be exported.

      Due to its business with the U.S. Government, the Company may also be subject to “qui tam” (whistle blower) suits brought by private plaintiffs in the name of the U.S. Government upon the allegation that the Company submitted a false claim to the U.S. Government, as well as to false claim suits brought by the U.S. Government. A judgment against the Company in a qui tam or false claim suit could cause the Company to be liable for substantial damages and could carry penalties of suspension or debarment which would make the Company ineligible to be awarded any U.S. Government contracts for a period of up to three years and, thereby, could potentially have a material adverse effect on the Company’s financial condition and results of operations.

      Similar to other companies that derive a substantial portion of their sales from contracts with the U.S. Government for defense-related products, the Company is subject to business risks, including changes in governmental appropriations, national defense policies or regulations and availability of funds. Any of these factors could adversely affect the Company’s business with the U.S. Government in the future.

Environmental Matters

      The Company is subject to a variety of federal, state and local environmental laws and regulations and utilizes in its operations a number of chemicals or similar substances that are classified as hazardous. Management believes that the Company’s current operations are in substantial compliance with current environmental laws and regulations. However, changes in law or limitations on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner in which the Company is currently operated or is permitted to be operated. In addition, it is possible that the Company may experience releases of certain chemicals or other events that could cause the incurrence of material cleanup costs or other damages. The Company is involved from time to time in legal proceedings involving compliance with environmental requirements applicable to its ongoing operations, and may be involved in legal proceedings involving regulatory compliance, exposure to chemicals or the remediation of environmental contamination.

      Varian has agreed to indemnify the Company for environmental claims arising from the operations of Varian’s Electron Devices Business (including pre-existing contamination) prior to August 11, 1995, subject to certain exceptions and limitations. Environmental investigation and remedial work is being undertaken by Varian, pursuant to the agreement between CPI and Varian dated August 11, 1995, at two of the Company’s manufacturing facilities, Palo Alto and Beverly, and the San Carlos and Georgetown facilities also have soil and groundwater contamination which may require remediation. The Company subleases a portion of the larger Varian Palo Alto campus, as to which Varian has entered into a Consent Order with the California

Environmental Protection Agency for remediation of soil and groundwater contamination. The Palo Alto site also abuts a federal Superfund site and a state Superfund site. Varian also has been sued or threatened with suit with respect to some of the Company’s facilities. Since the consummation of the acquisition, Varian has at its expense conducted all required investigation and remediation work at the Company’s facilities arising from Varian’s prior operations of the Electron Devices Business.

      Although the Company believes that Varian currently has sufficient financial resources to satisfy its environmental indemnification obligations to the Company, because of the long-term nature of Varian’s remediation obligations, there can be no assurance that Varian will continue to have the financial resources to comply fully with its indemnification obligations to the Company. Unreimbursed liabilities arising from environmental claims, if significant, could have a material adverse effect on the Company’s results of operations and financial condition.

      With certain limited exceptions, the Company is not indemnified by Varian for environmental claims arising from the Company’s operations after August 11, 1995. There can be no assurance that material costs or liabilities will not be incurred by the Company in connection with proceedings or claims related to environmental conditions arising from the Company’s operations.

Item 2:	Properties

      The Company owns, leases or subleases manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,083,188 square feet, of which approximately 29,736 square feet are leased or subleased to third parties. The table that follows provides summary information regarding principal properties owned or leased by the Company:

Property	Owned		Leased/Subleased

	(square footage)
San Carlos, California	320,000	(a)
Beverly, Massachusetts	169,385	(b)
Georgetown, Ontario, Canada	126,000		21,975	(c)
Palo Alto, California	—		429,000	(d)
Various locations	—		16,828	(e)

(a)	The San Carlos, California square footage includes approximately 20,736 square feet leased to one tenant who provides services to the Company and others.

(b)	The Beverly, Massachusetts square footage was adjusted upward during fiscal year 2002 due to remeasurement resulting from an abatement review. The square footage also includes approximately 2,700 square feet leased to two tenants.

(c)	The Ontario, Canada square footage includes approximately 6,000 square feet leased to one tenant.

(d)	This facility is primarily leased by way of assignment of Varian’s lessee interest with the remainder subleased from Varian. The Palo Alto, California square footage includes approximately 300 square feet subleased to one tenant.

(e)	Includes both leased facilities occupied entirely by the Company’s field sales and service organizations and three foreign shared use facilities which the Company is sharing for varying periods of time under rental agreements with Varian.

      In fiscal year 2001, the Company began relocating its Satcom Division’s production operation from Palo Alto, California to its facility in Ontario, Canada. The move was completed in the fourth quarter of fiscal year 2002. Also in fiscal year 2001, the Company relocated its administrative offices into a single building in Palo Alto. The Company is actively looking for tenants to sublease the approximately 48,000 square feet of office space.

      CPI’s lenders, under its secured credit facility, have the right to a security interest in all of the Company’s interest in the real property that it owns and leases excluding its San Carlos, California real property. On

December 22, 2000, a sale-leaseback transaction related to CPI’s facilities in San Carlos was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million maturing in December 2009, with interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding’s option, by issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank. During fiscal year 2002, the loan was extended until June 1, 2003 and $0.2 million of principal was repaid. The loan bears interest at LIBOR plus 4.25% and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property.

      The Company’s headquarters and one principal complex, including one of the Company’s manufacturing facilities, located at the Palo Alto, California site are leased by way of assignment or subleased from Varian. Therefore, the Company’s occupancy rights are dependent on Varian’s fulfillment of its responsibilities to the master lessor, including its obligation to continue environmental remediation activities under a consent order with the California Environmental Protection Agency. The consequences of the loss by the Company of such occupancy rights could include the loss of valuable improvements and favorable lease terms, the incurrence of substantial relocation expenses and the disruption of the Company’s business operations.

Item 3:	Legal Proceedings

      The Company is involved from time to time in various legal proceedings and is the subject of various cost accounting and other government pricing claims. Pursuant to the agreement between CPI and Varian dated August 11, 1995, Varian has agreed to indemnify the Company against liabilities arising from litigation and governmental claims pertaining to the operation of the Electron Devices Business of Varian prior to August 11, 1995. Accordingly, management believes that litigation and governmental claims pending against Varian and relating to the operation of the Electron Devices Business prior to August 1995, will not have a material adverse effect on the Company’s financial condition or results of operations. See “Business — Environmental Matters.”

Item 4:	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5:	Market for the Registrant’s Common Equity and Related Shareholder Matters

      CPI is a wholly owned subsidiary of Holding. There is no established public trading market for the common stock of CPI or Holding. As of December 6, 2002, there are approximately forty-four holders of common stock of Holding and one holder of the common stock of CPI. No cash dividends have been declared on the common stock of the Company during the two most recent fiscal years. Restrictive covenants under the Company’s credit facility generally restrict the declaration or payment of dividends on the Company’s common stock. The Senior Subordinated Notes also restrict the declaration and payment of dividends unless the Company satisfies certain financial covenants, among other things.

Item 6:	Selected Financial Data

      The following selected financial data has been derived from the consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION AND SUBSIDIARIES

FIVE-YEAR SELECTED FINANCIAL DATA

	Fiscal Years Ended

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Statement of Operations Data:
Sales	$251,245	272,521	243,054	255,680	260,688
Gross profit	59,056	49,189	54,306	56,042	66,278
Loss on sale of SSPD(a)	3,004	—	—	—	—
Operating income	14,329	4,837	8,303	8,752	26,720
Interest expense	16,508	20,734	18,663	17,805	17,793
Income tax expense	4,554	2,950	1,232	605	3,750

Net (loss) earnings before preferred dividends	$(6,733)	(18,847)	(11,592)	(9,658)	5,177

EBITDA(b)	$28,666	18,183	23,619	22,527	38,017
Certain Non-Cash Charges:
Depreciation and amortization	$11,304	13,346	15,316	13,635	11,297
Amortization of deferred debt issue costs	1,629	1,987	1,288	1,209	1,372
Capital expenditures(c)	3,378	5,788	5,325	8,588	8,204
Balance Sheet Data:
Working capital	$1,101	22,048	19,881	26,907	45,957
Total assets	155,162	204,067	226,985	233,584	229,212
Long-term debt and redeemable preferred stock	128,693	148,569	139,160	142,039	146,981
Total (deficit) equity	(73,104)	(57,608)	(31,188)	(12,962)	2,512

The Company has paid no cash dividends on its common stock in any of the years presented above.

(a)	On September 26, 2002, the Company sold its Solid State Products Division (SSPD). The net pretax loss of $3.0 million included approximately $2.5 million for the write-off of goodwill.

(b)	EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. In Fiscal 2002, EBITDA also excludes the non-cash write-off of goodwill associated with the sale of SSPD of $2.5 million and the non-cash impairment loss of $0.5 million related to plant and equipment used in the satcom equipment segment. In Fiscal 1999, EBITDA also excludes a charge of $0.1 million related to the purchase accounting write-up of inventory. EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to service indebtedness.

However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA also should not be construed as an indication of a company’s operating performance or as a measure of liquidity. Management’s discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(c)	In Fiscal 2001, capital expenditures include $1.4 million of costs associated with consolidation and relocation activities.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES

FIVE-YEAR SELECTED FINANCIAL DATA

	Fiscal Years Ended

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Statement of Operations Data:
Sales	$251,245	272,521	243,054	255,680	260,688
Gross profit	59,056	49,189	54,306	56,042	66,278
Loss on sale of SSPD(a)	3,004	—	—	—	—
Operating income	12,961	3,813	8,303	8,752	26,720
Interest expense	14,463	18,646	18,663	17,805	17,793
Income tax expense	4,559	2,950	1,232	605	3,750

Net (loss) earnings before preferred dividends	(6,061)	(17,783)	(11,592)	(9,658)	5,177

EBITDA(b)	$26,639	16,661	23,619	22,527	38,017
Certain Non-Cash Charges:
Depreciation and amortization	$10,645	12,848	15,316	13,635	11,297
Amortization of deferred debt issue costs	1,557	1,655	1,288	1,209	1,372
Capital expenditures(c)	3,378	5,788	5,325	8,588	8,204
Balance Sheet Data:
Working capital	$17,837	39,265	19,881	26,907	45,957
Total assets	147,474	195,649	226,985	233,584	229,212
Long-term debt and redeemable preferred stock	136,004	156,304	139,160	142,039	146,981
Total (deficit) equity	(45,918)	(34,450)	(12,018)	3,660	16,912

The Company has paid no cash dividends on its common stock in any of the years presented above.

(a)	On September 26, 2002, the Company sold its Solid State Products Division (SSPD). The net pretax loss of $3.0 million included approximately $2.5 million for the write-off of goodwill.

(b)	EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. In Fiscal 2002, EBITDA also excludes the non-cash write-off of goodwill associated with the sale of SSPD of $2.5 million and the non-cash impairment loss of $0.5 million related to plant and equipment used in the satcom equipment segment. In Fiscal 1999, EBITDA excludes a charge of $0.1 million. related to the purchase accounting write-up of inventory. EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to service indebtedness.

However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles. EBITDA also should not be construed as an indication of a company’s operating performance or as a measure of liquidity. Management’s discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(c)	Fiscal 2001 capital expenditures include $1.4 million of costs associated with consolidation and relocation activities.

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion reflects the consolidated results of Communications & Power Industries Holding Corporation, which are materially consistent with those of CPI except as identified below and should be read in conjunction with the consolidated financial statements and notes thereto:

Overview

      The Company serves the communications, radar, electronic countermeasures, medical, industrial and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses and broadcast sectors. The Company defines and discusses its orders and sales trends by these end markets in order to more clearly relate its business to outside investors. Internally, however, the Company is organized into five operating units that are differentiated based on products. Four of these operating units comprise the Company’s vacuum electronic device (“VED”) segment. The Company also has a satellite communications equipment segment. Segment data is included in Note 12 of the Notes to Consolidated Financial Statements.

      On September 26, 2002, the Company sold the assets used in its Solid State Products Division (“SSPD”) to KMIC Technology, Inc., a company owned by the former management of SSPD. The Company received approximately $0.9 million in cash and a $0.3 million unsecured promissory note. The note bears interest at 12% per annum and is payable as follows: one-third of the principal plus unpaid interest is due October 1, 2003 with the remaining balance payable in eight equal, quarterly installments of principal and interest beginning January 1, 2004 and ending October 1, 2005. The sale resulted in a fourth quarter charge to operations of approximately $3.0 million, which represents the net assets sold including approximately $2.5 million in goodwill and costs and expenses of the transaction, net of $0.9 million of cash received from the sale of the operation’s net assets. Due to the uncertainty of ultimate collection, the proceeds from the promissory note will be recognized when the cash payments are received. In connection with the SSPD transaction, the Company agreed, subject to certain limitations and exceptions, to not engage in the manufacture of intermediate power amplifiers for satcom amplifiers (“IPA’s”) for a 3-year period. In addition, the Company agreed to purchase from KMIC Technology Inc. all of its IPA’s for such 3-year period.

      Orders for fiscal year 2002 were $248.2 million, a decrease of $18.3 million from fiscal year 2001. The decrease from fiscal year 2001 levels primarily reflects continued weakness in the commercial communications market. Order receipts for the Company’s communications products were $72.3 million, a decrease of $21.6 million, or 23.1%, from the prior fiscal year as communications companies continue to delay capital spending. The Company anticipates that this situation will continue into fiscal year 2003. Electronic countermeasures orders were $15.2 million, a decrease of $6.6 million or 30.3% from the prior year resulting from a delay into the first quarter of 2003 of a large order from the U.S. Government. Industrial orders were $16.6 million, down slightly from fiscal year 2001. The decrease is primarily related to decreased orders for power supplies to the semiconductor market. Radar orders were $101.0 million, an increase of $5.3 million or 5.6% from $95.7 million in fiscal year 2001. The increase reflects continued growth in the U.S. defense budget stemming principally from the Department of Defense’s recent expanded emphasis on addressing terrorism and homeland security. This order level is expected to continue into fiscal year 2003. Medical orders were $33.3 million in fiscal year 2002, an increase of $1.8 million or 5.8% from fiscal year 2001. The increased orders relate to medical klystrons used in medical accelerators manufactured by Varian Medical as well as orders for x-ray subsystems. Orders for products sold to the scientific market, the Company’s smallest market, increased by $3.5 million or 55.9%, for a total of $9.8 million in fiscal year 2002. The increase relates to the receipt of the final phase of an order from a government research laboratory. Nevertheless, incoming order levels fluctuate significantly on a quarterly basis and a particular year’s order rate may not be indicative of future order levels. In addition, the Company’s sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

      Sales for fiscal year 2002 were $251.2 million compared to sales of $272.5 million in fiscal year 2001, a decrease of $21.3 million or 7.8%. This decrease was primarily related to lower sales in the commercial communications market as communications companies continue to delay capital expenditures.

      Looking forward, orders are expected to be flat with fiscal year 2002 levels. The commercial communications market is forecasted to be consistent with 2002 levels as the current economic outlook is not expected to change in the short term. The medical and industrial markets are also expected to be relatively flat from fiscal year 2002. Orders in the scientific market are expected to be back to historical levels at $6.0 to $7.0 million. Sales of VEDs into the radar and electronic countermeasures markets should remain at or above the 2002 levels as stockpiling of defense spares continues.

Critical Accounting Policies

      Management is required to make judgements, assumptions and estimates in preparing its financial statements and related disclosures in conformity with accounting principles generally accepted in the United States. The following critical accounting policies are those policies that management believes affect its more significant estimates and assumptions used in preparation of its consolidated financial statements.

Revenue Recognition

      The estimated sales values of performance under certain contracts to commercial customers and U.S. Government fixed-price and fixed-price incentive contracts are recognized under the percentage of completion method of accounting. When applying the percentage of completion method, the Company relies on estimates of total expected contract revenue and costs. Recognized revenues and profit are subject to revisions as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period in which they become determinable. Sales under cost-reimbursement contracts, primarily research and development contracts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. Government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

Allowance for Doubtful Accounts

      The Company monitors the creditworthiness of its customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. If collectibility is considered uncertain, then the Company will record a reserve to reduce the receivable to the amount considered collectable. If circumstances change, then further adjustments could be required.

Warranty Reserves

      The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation at the time of sale as an additional cost of product. Management’s estimates are based on historical costs for warranty, and adjusted when circumstances indicate that future costs are expected to vary from historical levels. If actual product failure rates or material usage incurred differs from the Company’s estimates, then revisions to the estimated warranty liability would be required.

Inventory Valuation

      Inventories are stated at the lower of average cost or market (net realizable value). The carrying value of inventory is reduced for estimated obsolescence or unmarketability based upon assumptions about future demand, market conditions, product lifecycles and product pricing. If the Company’s assumptions were to be substantially different than estimated, further adjustments could be required. While these estimates require management to make assumptions and judgments, management believes its understanding of the markets and customers the Company serves, as well as the mature nature of many of the products the Company manufactures, provides it with the ability to make reliable estimates. Management also evaluates the carrying value of inventory for lower of cost or market on an individual product or contract basis. Analyses are performed based on the estimated costs at completion and if necessary, a provision is recorded to properly reflect the inventory value of the products or contracts at the lower of cost or net realizable value (selling price less estimated cost of disposal). If actual contract costs were to be substantially higher than estimated, further provisions could be required.

Impairment of Long-Lived Assets

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to future net cash flows expected to be generated from the operation and sale of long-lived assets. If such assets are considered to be impaired, the Company’s carrying value is reduced to its estimated fair value. Adverse changes in the customers and markets served by the Company could result in future impairments of long-lived assets.

Goodwill and Intangible Asset Impairment

      Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted net cash flows of the acquired operation over the remaining amortization period. If determined to be impaired, the carrying amount is reduced to its estimated fair value which is based on an estimate of discounted future net cash flows. Adverse changes in the industries served by the Company, customer demand or other market conditions could result in future impairments of goodwill.

Results of Operations

      The following table sets forth Holding’s historical results of operations as a percentage of sales for each of the periods indicated.

	Fiscal Year

	2002	2001	2000

Sales	100.0%	100.0%	100.0%
Cost of sales	76.5	82.0	77.7

Gross profit	23.5	18.0	22.3
Research and development	2.3	2.1	3.6
Selling and Marketing	6.4	6.4	7.6
General and administrative(a)	7.9	7.7	7.7
Loss on sale of SSPD	1.2	—	—

Operating income	5.7	1.8	3.4
Interest expense	6.6	7.6	7.7

Loss before taxes	(0.9)	(5.8)	(4.3)
Income tax expense	1.8	1.1	0.5

Net loss	(2.7)%	(6.9)%	(4.8)%

Other Data:
EBITDA(b)	11.4%	6.7%	9.7%
Preferred Dividends	3.4%	2.7%	2.6%

(a)	General and administrative expense includes foreign currency (loss) gain.

(b)	EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization. excludes any charge related to the purchase accounting write-up of inventory. In fiscal year 2002, EBITDA also excludes the non-cash write-off of goodwill associated with the sale of SSPD of $2.5 million and the non-cash impairment loss of $0.5 million related to plant and equipment used in the satcom equipment segment. In fiscal year 1999, EBITDA excludes a charge of $0.1 million related to the purchase accounting write-up of inventory.

Fiscal Year 2002 Compared to Fiscal Year 2001

      Sales. Sales for fiscal year 2002 of $251.2 million were $21.3 million lower than the prior year level of $272.5 million due primarily to the continued weakness in the commercial communications market. Communications sales were $84.8 million, a decrease of $25.0 million, or 22.8% from fiscal year 2001 sales of $109.8 million. Industrial and electronic countermeasure sales were $15.5 million and $21.7 million, respectively, which represents a decrease of $4.5 million and $0.2 million, respectively from fiscal year 2001. Radar, medical and scientific sales, on the other hand, increased by $5.3 million, $1.9 million and $1.2 million, respectively from fiscal year 2001. Sales in the radar and scientific markets of $93.2 million and $6.7 million, respectively have benefited from increased military and research spending. Sales of products in the medical market of $29.3 million have increased due to sales of VEDs in cancer treatment applications and the Company’s new line of generators used in x-ray applications.

      Gross Margin. Gross margin as a percentage of sales increased 5.5% to 23.5% in fiscal year 2002 from 18.0% of sales in fiscal year 2001. Gross margins were negatively affected in fiscal year 2001 by higher start-up and warranty costs on several new satcom products and increased provisions for potentially excess and obsolete inventories. In addition, margin fluctuations are expected from period to period due to the variation in the mix of products sold during any period.

      Research and Development Expenses. Research & Development expenses in fiscal year 2002 increased by $0.1 million to $5.9 million, or 2.3% of sales, compared to fiscal year 2001’s level of $5.8 million, or 2.1% of sales. The slight increase can be attributed to increased research and development activities at the Company’s satcom equipment segment offset by increased customer funded development at the Company’s division in Beverly, Massachusetts.

      Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses in fiscal year 2002 were $35.9 million or 14.3% of sales compared to $38.6 million, or 14.1% of sales in fiscal year 2001. Selling and marketing costs decreased approximately $1.4 million in fiscal year 2002 due primarily to reductions in commissions as a result of weaker sales, lower headcount in Europe and various cost reduction programs. General and administrative costs decreased by $1.1 million to $19.8 million from fiscal year 2001. The decrease primarily relates to reduced general and administrative costs associated with the relocation of the Satcom division to Canada as well as a reduction in overall spending due to cost reduction programs in place. These decreases were offset in part by higher management performance incentives. In addition, fiscal year 2001 general and administrative costs included a gain of $0.9 million on the sale of rental property in Beverly, Massachusetts.

      Loss on Sale of SSPD. On September 26, 2002, the Company sold its Solid State Products Division (SSPD) to KMIC Technology, Inc., a company owned by the former management of SSPD. The Company received approximately $0.9 million in cash and a $0.3 million unsecured promissory note. The note bears interest at 12% per annum and is payable as follows: one-third of the principal plus unpaid interest is due October 1, 2003 with the remaining balance payable in eight quarterly installments of principal and interest beginning January 1, 2004 and ending October 1, 2005. The sale resulted in a fourth quarter charge to operations of approximately $3.0 million which represents the book value of the net assets sold including approximately $2.5 million in goodwill and costs and expenses of the transaction, net of $0.9 million of cash received from the sale of the operation’s net assets. Due to the uncertainty of ultimate collection, the proceeds from the promissory note will be recognized when the cash payments are received.

      EBITDA. EBITDA was $28.7 million, or 11.4% of sales in fiscal year 2002 compared to EBITDA of $18.2 million, or 6.7% of sales, in fiscal year 2001. The increase in 2002 can be attributed primarily to improved margins coupled with the impact of lower operating costs including costs incurred associated with the Company’s consolidation activities. Fiscal year 2002 includes $0.9 million of costs associated with consolidation activities compared to $7.1 million in fiscal year 2001. In addition, fiscal year 2002 EBITDA includes $0.5 million of costs associated with the sale of SSPD.

      Interest Expense. Interest expense in fiscal year 2002 was $16.5 million, a decrease of $4.2 million from fiscal 2001. The decrease is due primarily to a reduction in outstanding debt as well as lower interest rates.

      Net Loss. Net loss before taxes and preferred dividends was $2.2 million for fiscal year 2002 compared to a net loss before taxes and preferred dividends of $15.9 million for fiscal year 2001. Net loss after taxes but before preferred dividends was $6.7 million, an improvement of $12.1 million compared to losses of $18.8 million for fiscal year 2001. In spite of a consolidated pretax loss, a provision for income tax expense was booked in fiscal year 2002 based on the net decrease in deferred tax assets. The fiscal year 2001 provision for income tax expense was primarily due to the release of amounts previously accrued for potential examinations by tax authorities and deferred income tax expense resulting from a decrease in deferred tax assets.

      Differences Between Holding and CPI. CPI’s operating results differ slightly from Holding due to a sale-leaseback transaction between CPI and Holding which took place in December 2000. (See further discussion under “Financial Condition of Holding”) In fiscal year 2002, CPI’s net loss before taxes was $1.5 million, which was approximately $0.7 million lower than Holdings’ net loss before taxes. As a result of this transaction, operating costs for CPI were approximately $1.4 million higher than those of Holding due to rental payments paid by CPI to Holding for use of the San Carlos facility offset by amortization of the deferred gain on the sale-leaseback and additional depreciation on the San Carlos facility. Interest expense, net, for CPI was approximately $2.0 million lower than that of Holding. The decrease primarily relates to the fact that Holding’s interest expense includes interest paid on the mortgage financing of the San Carlos facility. In addition, interest income from Holding of $0.9 million related to an intercompany receivable is included in CPI’s results, but is eliminated upon consolidation for Holding. All other operations data for CPI is consistent with Holding’s operations data for fiscal year 2002.

Fiscal Year 2001 Compared to Fiscal Year 2000

      Sales. Sales for fiscal year 2001 of $272.5 million were $29.5 million, or 12.1%, higher than the prior year level of $243.1 million due primarily to increases in products sold to the Company’s communications market. Communications sales were $109.8 million, an increase of $22.0 million, or 25.1% from fiscal year 2000 sales of $87.8 million. Sales of products in the medical market were $27.4 million, up $6.5 million or 31.4% from fiscal year 2000 sales of $20.8 million. This increase was driven primarily by the Company’s new line of generators used in x-ray applications. Industrial and scientific sales were $20.0 million and $5.5 million, respectively, which represents an increase of $2.5 million and $1.4 million, respectively, over fiscal year 2000. Radar sales, on the other hand, decreased $2.9 million, or 3.2%, to $87.9 million in fiscal year 2001 compared to $90.8 million in fiscal year 2000. Sales of products to the Company’s electronic countermeasures market of $21.9 million in fiscal year 2001 were consistent with the fiscal year 2000 level.

      Gross Margin. Gross margin as a percentage of sales was 18.0% in fiscal year 2001, a decrease of 4.3% from fiscal year 2000. This decrease was attributable to higher start-up and warranty costs on several new satcom products, increased provisions for potentially excess and obsolete inventories and to increases in energy related costs at the Company’s California operations. The increase in provisions for excess and obsolete inventories includes $3.4 million which was recorded in the fourth quarter related to products or product lines which management has determined, in light of recent economic conditions and the transfer of the Satcom Division’s production to Canada, are unlikely to be saleable.

      Research and Development Expenses. R&D expenses in fiscal year 2001 decreased by $2.9 million to $5.8 million, or 2.1% of sales, compared to fiscal year 2000’s level of $8.7 million, or 3.6% of sales. The decrease was attributable to lower research and development costs in the satcom equipment segment as that segment’s engineering resources were predominantly focused on production ramp-up issues rather than new product development.

      Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses in fiscal year 2001 were $38.6 million, or 14.1% of sales, as compared to $37.3 million, or 15.3% of sales, in fiscal year 2000. Selling and marketing costs decreased approximately $1.0 million in fiscal year 2001 due primarily to reductions at the Satcom division for Marcom advertising and personnel. The decrease in marketing and selling costs was partially offset by a $2.3 million increase in general and administrative costs. The increase was associated with certain consolidation activities including the relocation of the Satcom Division’s production from Palo Alto, California to the Company’s facility in Ontario, Canada, and the relocation of the Company’s administrative offices into a single building in Palo Alto. General and administrative costs-to-date attributable to these consolidation efforts were approximately $3.7 million. Excluding the effects of the Company’s consolidation efforts, operating costs as a percentage of sales for fiscal year 2001 were 12.8% compared to 15.3% for the same period of fiscal year 2000, reflecting the impact of cost-cutting measures in effect throughout the Company.

      EBITDA. EBITDA was $18.2 million, or 6.7% of sales in fiscal year 2001 compared to EBITDA of $23.6 million, or 9.7% of sales, in fiscal year 2000. Fiscal year 2001 EBITDA declined by $5.4 million primarily due to costs incurred associated with the Company’s consolidation activities.

      Net Loss. Net loss before taxes and preferred dividends was $15.9 million for fiscal year 2001 compared to a net loss before taxes and preferred dividends of $10.4 million for fiscal year 2000. Net loss after taxes but before preferred dividends was $18.8 million for fiscal year 2001, a decline of $7.3 million compared to losses of $11.6 million for fiscal year 2000. In spite of a consolidated pretax loss, a provision for income tax expense was booked in fiscal year 2001 based on the net impact of federal alternative minimum tax, profitability in most foreign operations, the release of amounts previously accrued for potential examinations by tax authorities, and deferred income tax expense resulting from a decrease in deferred tax assets. The fiscal year 2000 provision for income tax expense was primarily due to the fact that most foreign operations were profitable.

      Differences Between Holding and CPI. In fiscal year 2001, CPI’s net loss before taxes was $14.8 million, which was approximately $1.1 million lower than Holdings’ net loss before taxes. This difference is attributable to the sale-leaseback transaction between CPI and Holding, which took place in December 2000. As a result of this transaction, operating costs for CPI for fiscal year 2001 were approximately $1.0 million higher than those of Holding due to rental payments paid by CPI to Holding for use of the San Carlos facility offset by amortization of the deferred gain on the sale-leaseback and additional depreciation on the San Carlos facility. Interest expense for fiscal year 2001, net, for CPI was approximately $2.0 million lower than that of Holding. The decrease primarily relates to the fact that Holding’s interest expense figure includes interest paid on the mortgage financing of the San Carlos facility. In addition, interest income for fiscal year 2001 from Holding of $0.7 million related to an intercompany receivable was included in CPI’s results, but was eliminated upon consolidation for Holding. All other operations data for CPI was consistent with Holding’s operations data for fiscal year 2001.

Financial Condition of Holding

      Net cash provided from operating activities was $44.9 million in fiscal year 2002, $1.7 million in fiscal year 2001, and $9.9 million in fiscal year 2000. The increase in cash provided by operating activities in fiscal year 2002 is due primarily to better operating results combined with a significant reduction in accounts receivable and inventories from the prior year.

      Investing activities were comprised principally of investment in property, plant and equipment totaling $3.4 million in fiscal year 2002, $5.8 million in fiscal year 2001, and $5.3 million in fiscal year 2000. The use of cash was offset in part by cash proceeds from the sale of the Company’s SSPD division. The Company’s investment in plant and equipment in fiscal years 2002, 2001 and 2000 were lower than historical levels due to cost control measures implemented by the Company during the second half of fiscal year 2000. The Company’s continuing operations typically do not have large capital requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The Company expects the level of capital expenditures in fiscal year 2003 to be approximately $3.5 million.

      Financing activities during fiscal year 2002 were related primarily to the prepayment of the Company’s $20.0 million senior term loan and repayments of the Company’s revolving credit facility. The credit facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI’s subsidiaries. Availability under the revolving credit facility is based upon eligible receivables, machinery and equipment and certain real estate.

      In December 2000, a sale-leaseback transaction related to CPI’s facilities in San Carlos was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million. The promissory note matures in December 2009 and provides for interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding’s option, by issuance of additional notes. CPI and Holding entered into a lease agreement for the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank. During fiscal year 2002, the loan was extended until June 1, 2003 and $0.2 million of principal was repaid. The loan bears interest at LIBOR plus 4.25% and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property.

      In a further effort to provide capital and liquidity in the long term and in an effort to decrease production costs and more efficiently use the Company’s facilities, the Company approved a plan in October 2000 to relocate its Satcom Division’s production operation from Palo Alto, California to its facility in Ontario, Canada. The move was fully completed during the fourth quarter of fiscal year 2002 with costs incurred during the year of approximately $1.4 million. Also during fiscal year 2001, the Company relocated its administrative offices into a single building in Palo Alto and is actively looking for tenants to sublease 48,000 square feet of office space.

      As of September 27, 2002, the Company had $28.5 million available under its revolving line of credit that expires December 22, 2004. The following is a summary of certain obligations and commitments of the Company as of September 27, 2002:

	Due in Fiscal Years

					2007 and
	2003	2004	2005	2006	Thereafter	Total

	(In thousands)
Debt obligations, including capital lease obligations	$17,795	—	100,000	—	—	117,795
Noncancellable operating leases	891	617	458	89	41	2,096
Senior Redeemable Preferred
Stock	—	—	—	—	28,693	28,693

Total cash obligations	$18,686	617	100,458	89	28,734	148,584

Standby letters of credit	$4,528	8	10	—	—	4,546

      The Company’s debt obligations include mortgage financing of Holding in the amount of $17.8 million in connection with the purchase by Holding of the San Carlos real property, which was refinanced in June 2002. Under the terms of the refinancing, the loan was extended until June 1, 2003 and the Company paid two principal installments of $250,000 on June 1, 2002 and December 1, 2002. Restrictions in the Senior Subordinated Notes Indenture and in the Company’s credit facility prohibit CPI from distributing cash to Holding to satisfy this obligation. Management expects to either refinance this obligation or to enter into a sale or other transaction with respect to this property.

      Generally, there can be no assurance that the combination of cash generated by operations, borrowing availability from the Company’s credit facility and additional collateral-based financing will be sufficient to meet the Company’s cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company will adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, and negotiating an increase to the Company’s borrowing capacity under its line of credit.

Financial Condition of CPI

      Net cash provided from operating activities was $44.6 million in fiscal year 2002, $2.0 million in fiscal year 2001, and $9.9 million in fiscal year 2000. The increase in cash provided by operating activities in fiscal year 2002 is due primarily to better operating results combined with a significant reduction in accounts receivable and inventories from the prior year.

      Investing activities were comprised principally of investment in property, plant and equipment totaling $3.4 million in fiscal year 2002, $5.8 million in fiscal year 2001, and $5.3 million in fiscal year 2000. The use of cash was offset in part by cash proceeds from the sale of the Company’s SSPD division. The Company’s investment in plant and equipment in fiscal years 2002, 2001 and 2000 were lower than historical levels due to cost control measures implemented by the Company during the second half of fiscal year 2000. The Company’s continuing operations typically do not have large capital requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The Company expects the level of capital expenditures in fiscal year 2003 to be approximately $3.5 million.

      Financing activities during fiscal year 2002 were related primarily to the prepayment of the Company’s $20.0 million senior term loan and repayments of the Company’s revolving credit facility. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI’s subsidiaries. Availability under the revolving credit facility is based upon eligible receivables, machinery and equipment and certain real estate.

      In a further effort to provide capital and liquidity in the long term and in an effort to decrease production costs and more efficiently use the Company’s facilities, the Company approved a plan in October 2000 to relocate its Satcom Division’s production operation from Palo Alto, California to its facility in Ontario, Canada. The move was fully completed during the fourth quarter of fiscal year 2002 with costs incurred during the year of approximately $1.4 million. Also during fiscal year 2001, the Company relocated its administrative offices into a single building in Palo Alto and is actively looking for tenants to sublease 48,000 square feet of office space.

      As of September 27, 2002, CPI had $28.5 million available under its revolving line of credit that expires December 22, 2004. The following is a summary of certain obligations and commitments of CPI as of September 27, 2002:

	Due in Fiscal Years

					2007 and
	2003	2004	2005	2006	Thereafter	Total

	(In thousands)
Debt obligations, including capital lease obligations	$—	—	100,000	—	—	100,000
Noncancellable operating leases	891	617	458	89	41	2,096
Senior Redeemable Preferred
Stock	—	—	—	—	28,693	28,693

Total cash obligations	$891	617	100,458	89	28,734	130,789

Standby letters of credit	$4,528	8	10	—	—	4,546

      Generally, there can be no assurance that the combination of cash generated by operations, borrowing availability from the Company’s Credit Facility and additional collateral-based financing will be sufficient to meet the Company’s cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company will adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, and negotiating an increase to the Company’s borrowing capacity under its line of credit.

     Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations will cease. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt this Statement beginning in the first quarter of fiscal year 2003 and has not yet determined whether there will be an impairment charge. At the beginning of fiscal year 2003, the goodwill balance, net of amortization, is $19.1 million, which will no longer be amortized.

      The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in August 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” in October 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will require that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company does not expect the adoption of these statements to have a material effect on the Company’s consolidated financial position or results of operations. The Company will adopt these Statements beginning in the first quarter of fiscal year 2003.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends SFAS Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. The Company does not expect the adoption of these statements to have a material effect on the Company’s consolidated financial position or results of operations. The Company will adopt these Statements beginning in the first quarter of fiscal year 2003.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial position or results of operations.

     Risk Factors

      You should carefully consider the following risks and the other information in this report and the Company’s other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also adversely impact and impair the Company’s business. If any of the following risks actually occur, the Company’s business, results of operations, or financial condition would likely suffer. In such case, the trading price of the Company’s capital stock and senior subordinated notes could decline and you may lose all or part of your investment.

•	The Company has had historical losses. The Company has had operating losses for the past three fiscal years, and has an accumulated deficit, as of September 27, 2002, of $91.0 million. The

Company’s ability to generate revenues and profits is subject to the risks and uncertainties encountered by companies in very competitive markets.

•	The Company’s leverage is substantial, which could adversely affect its financial health and ability to obtain financing in the future and react to changes in its business. The Company has a significant amount of debt, which could have important consequences, including, but not limited to the following: it could make it more difficult for the Company to satisfy its obligations under its credit facilities and to its noteholders; it could require the Company to dedicate a substantial portion of its cash flow from operations to payments on debt, which will reduce the funds available for working capital, capital expenditures, and other general corporate expenses; it could have the effect of limiting the Company’s flexibility in planning for, or reacting to, changes in its business and the markets in which it competes; it could place the Company at a disadvantage compared to its competitors that have proportionately less debt; and it could limit the Company’s ability to borrow additional funds in the future, if needed, due to applicable financial and restrictive covenants in the debt.

•	The Company’s ability to generate the significant amount of cash needed to service its debt and grow its business depends on many factors beyond the Company’s control. The Company’s ability to make payments on its debt and to fund its planned capital expenditures will depend on its ability to generate cash and to secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control. If the business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to the Company under its credit facilities or from other sources of financing, the Company may not be able to repay its debt, grow its business or fund its other liquidity needs.

•	The markets in which the Company operates are competitive. The Company encounters competition in certain business areas from other companies, some of which have resources substantially greater than those of the Company. The Company’s ability to compete in such markets depends to a large extent on its ability to provide high quality products with shorter lead times at competitive prices, and its readiness in facilities, equipment and personnel.

•	Certain markets in which the Company operates are subject to technological change. The Company must continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid-state technology, or the development of new technology could adversely affect the Company’s financial condition and results of operations. The Company’s success will depend on its ability to anticipate or adapt to new technology on a timely basis, and if it fails to adapt successfully to technological changes or fails to obtain access to important technologies, the business may suffer.

•	Changes to governmental environmental regulation and legislation could adversely affect the Company’s business. The Company is subject to a variety of federal, state and local environmental laws and regulations and utilizes in its operations a number of chemicals or similar substances that are classified as hazardous. Management believes that the Company’s current operations are in substantial compliance with current environmental laws and regulations. However, changes in law or limitations on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner in which the Company is currently operated or is permitted to be operated. In addition, it is possible that the Company may experience releases of certain chemicals or other events that could cause the incurrence of material cleanup costs or other damages.

•	A portion of the Company’s sales are, and are expected to continue to be, from contracts through the United States Government, which are subject to Government regulation, changes in Governmental appropriations, national defense policies and availability of government funds. United States Government contracts are conditioned upon the availability of congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take many years. Consequently, at the outset of a major program, multi-year contracts are usually funded for only the first year, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Government contracts are, by their terms, subject to termination by the United States Government at its convenience or by default of the contractor. Changes in governmental regulation or congressional appropriation could negatively impact the Company’s revenues.

•	The Company depends on a limited group of suppliers for certain materials necessary for the manufacture of its products. If the Company is unable to procure the necessary materials from its suppliers, its ability to manufacture products could be severely impaired, and the Company’s growth, financial condition and results of operations could suffer. In addition, the prices of these raw materials are subject to fluctuation and could also negatively impact the Company’s financial condition.

•	The Company’s principal common stockholders can exercise significant control over the Company and could limit the ability of the Company’s other stockholders to influence the outcome of transactions requiring shareholder vote. As of December 6, 2002, approximately 76% of the Company’s outstanding common stock is owned by the Company’s executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by the Company’s stockholders, including the election of directors and approval of significant corporate transactions.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to interest rate risk on a portion of its outstanding debt, as well as foreign currency exchange rate risk inherent in its sales commitments, and non-U.S. dollar denominated assets and liabilities. The Company regularly assesses the potential impact of these risks and does not anticipate any material losses in these areas. The Company does not use derivative financial instruments for speculative or trading purposes.

      The Company has outstanding debt associated with its purchase of the Electron Device Business of Varian in August 1995, the majority of which relates to the Senior Subordinated Notes, which mature in August 2005, and bear a fixed interest rate of 12% per annum. The remaining debt, with a carrying value of approximately $17.8 million at September 27, 2002, is subject to changes in the Prime or LIBOR Rates.

      The majority of the Company’s revenue and expense activities are transacted in U.S. dollars. However, CPI does enter into these transactions in other currencies, primarily the Canadian dollar, the British pound, the Australian dollar and the Swiss franc. The Company limits its foreign currency exposure primarily through natural hedging (offsetting foreign currency payables with foreign currency receivables), but may enter into forward contracts if necessary. These efforts reduce, but do not eliminate the impact of foreign currency rate movements.

      The Company performed a sensitivity analysis in which it assessed the potential loss in future earnings from the impact of a 10% adverse movement in interest and foreign currency exchange rates on outstanding debt and non-U.S. dollar denominated assets and liabilities. The impact was determined based on the hypothetical change from shifts in the market rates over a period of one year. Other market sensitive financial instruments were not included in the analysis as they were not material. In terms of interest rate risk, a 10% adverse movement in the Base Rate or Effective Rate on the Company’s variable rate debt would result in a decrease in future earnings of less than $0.1 million. In terms of foreign currency exchange rate risk, a 10% adverse movement in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have virtually no effect on future earnings as foreign payable and receivable balances have similar values, minimizing the foreign exchange exposure. Actual results, however, could differ materially.

Item 8:	Financial Statements and Supplementary Data

      Information called for by this item is set forth in the consolidated financial statements of Holding and CPI contained in this report. Specific financial statements and schedules can be found at the pages listed in the Index to Financial Statements on page F-1.

Page

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
Independent Auditors’ Report	F-2
Consolidated Balance Sheets as of September 27, 2002 and September 28, 2001	F-3
Consolidated Statements of Operations for the 52-week periods ended September 27, 2002, September 28, 2001, and September 29, 2000	F-4
Consolidated Statements of Stockholders’ Deficit for the 52-week periods ended September 27, 2002, September 28, 2001, and September 29, 2000	F-5
Consolidated Statements of Cash Flows for the 52-week periods ended September 27, 2002, September 28, 2001, and September 29, 2000	F-6
Notes to the Consolidated Financial Statements	F-8
Financial Statement Schedule	F-49
COMMUNICATIONS & POWER INDUSTRIES, INC.
Independent Auditors’ Report	F-26
Consolidated Balance Sheets as of September 27, 2002 and September 28, 2001	F-27
Consolidated Statements of Operations for the 52-week periods ended September 27, 2002, September 28, 2001, and September 29, 2000	F-28
Consolidated Statements of Stockholders’ Equity (Deficit) for the 52-week periods ended September 27, 2002, September 28, 2001, and September 29, 2000	F-29
Consolidated Statements of Cash Flows for the 52-week periods ended September 27, 2002, September 28, 2001, and September 29, 2000	F-30
Notes to the Consolidated Financial Statements	F-32
Financial Statement Schedule	F-50

Item 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10:	Directors and Executive Officers

Directors and Executive Officers of Holding

      The following is a table setting forth certain information with respect to the directors and executive officers of Holding. All directors serve for a period of one year or until their successors are duly elected and qualified.

Name	Age	Position

William P. Rutledge	60	Chairman of the Board and Director
O. Joe Caldarelli	52	Chief Executive Officer and Director
Robert A. Fickett	42	President, Chief Operating Officer and Director
Joel A. Littman	50	Chief Financial Officer, Treasurer and Secretary
John R. Beighley	50	Vice President and Assistant Secretary
John G. Danhakl	46	Director
John M. Baumer	35	Director

Directors and Executive Officers of CPI

      The following is a table setting forth certain information with respect to the individuals who are the directors and executive officers of CPI. All directors serve for a period of one year or until their successors are duly elected and qualified.

Name	Age	Position

William P. Rutledge	60	Chairman of the Board and Director
O. Joe Caldarelli	52	Chief Executive Officer, and Director
Robert A. Fickett	42	President, Chief Operating Officer, and Director
Joel A. Littman	50	Chief Financial Officer, Treasurer and Secretary
John R. Beighley	50	Vice President and Assistant Secretary
Don C. Coleman	48	Vice President
Mike Cheng	47	Vice President
John G. Danhakl	46	Director
John M. Baumer	35	Director

      William P. Rutledge became Chairman of the Board of Holding and CPI in June 1999. He was also interim Chief Executive Officer during the period June 1999 to November 1999. Prior to this appointment, Mr. Rutledge served as President and Chief Executive Officer of Allegheny Teledyne Incorporated (“Teledyne, Inc”) from August 1996 to March 1997. Mr. Rutledge held several other positions at Teledyne, Inc. beginning with Group Executive in 1986, Vice President in 1987, Senior Vice President 1988, Executive Vice President in 1989, and President in 1990. In 1991 he was elected as Chief Executive Officer and appointed as Chairman in 1993. Prior to joining Teledyne, Inc. Mr. Rutledge held several management positions at FMC from 1971 to 1986. Mr. Rutledge received a BS in Metallurgical Engineering from Lafayette College and an MS in Financial Management from George Washington University.

      O. Joe Caldarelli became Chief Executive Officer and a director of Holding and CPI in March 2002. Prior to this, Mr. Caldarelli was a Co-Chief Operating Officer since October 2000 and Vice President of CPI since August 1995. Mr. Caldarelli is also the Division President of the Communications and Medical Products (“CMP”) and Satcom Divisions. Mr. Caldarelli was Vice President and General Manager for CMP under the

Electron Device Business of Varian, from 1985 until August 1995 and was President and a director of Varian Canada, Inc. from 1992 until August 1995. From 1982 until 1985, Mr. Caldarelli was Marketing Manager of CMP and served as its Equipment Operations Manager from 1979 until 1982. Prior to joining Varian, Mr. Caldarelli served as Manufacturing Engineering Manager for Medtronic Canada, Inc. Mr. Caldarelli holds a B.S. in Mechanical Engineering from the University of Toronto.

      Robert A. Fickett became President, Chief Operating Officer and a director of Holding and CPI in March 2002. Prior to this, Mr. Fickett was a Co-Chief Operating Officer since October 2000 and Vice President of CPI since April 1998. Mr. Fickett has also been the Division President of the Microwave Power Products (“MPP”) Division since April 1998. From January 1996 to April 1998, Mr. Fickett was Vice President of Operations for MPP. From 1993 until January 1996, he was President and Chief Executive Officer of Altair Technologies, Inc., a contract manufacturer. From 1982 until 1993, Mr. Fickett held a number of positions with Varian, including Engineering Manager of MPP’s Klystron Engineering Group, which he was promoted to in 1989. Mr. Fickett received a B.S. degree in Mechanical Engineering from the University of California, Berkeley.

      Joel A. Littman became Chief Financial Officer of Holding and CPI in September 2001. Mr. Littman was Corporate Controller for CPI from November 1996 to September 2001. From September 1989 to November 1996 Mr. Littman served as Controller of the Microwave Power Products Division of Varian Associates and CPI. Prior to that Mr. Littman held various finance positions with Varian Associates and TRW. Mr. Littman received a B.A. degree in economics and a MBA, both from the University of California at Los Angeles.

      John R. Beighley became a Vice President of CPI in March 1997 and currently heads the Company’s Worldwide Field Sales Organization. From May 1992 to March 1997, Mr. Beighley was Western Hemisphere Sales Manager responsible for sales in the Americas, as well as the Far East and Australia. From June 1989 to May 1992, Mr. Beighley was the North American Sales Manager. From March 1981 to June 1989, Mr. Beighley held a number of Product Marketing and Field Sales positions with CPI’s predecessor, Varian. Mr. Beighley received a BS degree in Marketing from San Francisco State University and a MBA from Santa Clara University.

      Don C. Coleman became a Vice President of CPI and Division President of the Beverly Microwave Division (“BMD”) in February 1999. Mr. Coleman was Vice President of Manufacturing for BMD from February of 1996 until accepting his current position. From 1990 until 1996, Mr. Coleman held the position of Engineering Manager for Receiver Protector Products at BMD. Mr. Coleman held a variety of manufacturing and development engineering positions at Varian from the time he joined the company in 1976 until 1990. Prior to being employed by Varian, Mr. Coleman attended the University of Massachusetts where he received a B.S. degree in Engineering.

      Mike Cheng became a Vice President of CPI in August 2000 and currently heads the Company’s Eimac Division. From April 1999 to August 2000, Mr. Cheng was Vice President of Operations for MPP. From 1994 until April 1999, he was Vice President of Marketing for MPP. From 1980 until 1994, Mr. Cheng held a number of manufacturing and engineering positions with Varian, including Production Manager of MPP’s Klystron Engineering Group, which he was promoted to in 1989. Prior to joining Varian, Mr. Cheng was an engineer in the Nuclear Energy Division of General Electric Corporation. Mr. Cheng received a B.S. degree in Chemical Engineering from the University of California, Berkeley and an MBA from Golden Gate University.

      John G. Danhakl became a director of the Company in August 1995. He has been a partner of Leonard Green & Partners, L.P. (“LGP”), a merchant-banking firm that manages GEI, since 1995. Prior to becoming a partner at LGP, Mr. Danhakl was a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”) since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert from 1985 to 1990. Mr. Danhakl currently serves on the Boards of Directors of the Arden Group, Inc., Big 5 Sporting Goods, Diamond Triumph, Auto Glass, Inc., Leslie’s Poolmart, Inc., VCA Antech, Inc., Petco Animal Supplies, Inc., MEMC Electronic Materials, Inc., and Phoenix Scientific, Inc. Mr. Danhakl is a 1980 graduate of the University of California at Berkeley. He received his MBA in 1985 from the Harvard Business School.

      John M. Baumer became a director of the Company in October 2001. He has been a partner of LGP, a merchant-banking firm that manages GEI, since 2001. Mr. Baumer had previously been a Vice President at LGP since 1999. Prior to joining LGP, he had been a Vice President at DLJ, and had been with DLJ since 1995. Prior to joining DLJ, Mr. Baumer worked at Fidelity Investments and Arthur Andersen. Mr. Baumer currently serves on the Boards of Directors of Intercontinental Art, Inc., VCA Antech, Inc., Petco Animal Supplies, Inc., Leslie’s Poolmart, Inc., and Phoenix Scientific, Inc. Mr. Baumer is a 1990 graduate of the University of Notre Dame. He also received his MBA in 1995 from the Wharton School at the University of Pennsylvania.

Item 11:     Executive Compensation

      The following table shows certain information concerning compensation paid or accrued by the Company during fiscal year 2002 to the Chief Executive Officer, and the next four most highly compensated executive officers of Holding and CPI, (collectively, the “Named Executive Officers”) for the three fiscal years ending September 27, 2002.

Summary Compensation Table

		Annual Compensation			Long Term Compensation

					Securities
				Other Annual	Underlying Options	All Other
Name and	Fiscal		Bonus	Compensation	(# of shares)	Compensation
Principal Position	Year	Salary	(a)	(b)	(c)	(d)

O. Joe Caldarelli	2002	$252,833	$665,972	$19,762	—	$153,425
Chief Executive Officer	2001	184,033	—	6,864	—	14,147
	2000	101,002	35,500	7,072	8,000	8,332
Bart F. Petrini(e)	2002	274,519	—	14,224	—	24,476
Chief Executive Officer	2001	262,019	—	17,387	—	153,994
and President	2000	221,154	125,000	7,500	100,000	114,931
Robert A. Fickett	2002	237,500	600,000	29,421	—	17,901
Chief Operating Officer	2001	211,462	—	24,090	—	14,982
and President	2000	174,039	10,000	19,894	16,750	11,738
Don C. Coleman	2002	142,077	137,523	30,703	—	9,652
Vice President	2001	139,462	52,208	17,230	—	9,011
	2000	125,383	40,000	9,816	5,000	7,550
Joel A. Littman	2002	143,780	156,000	19,966	—	10,059
Chief Financial Officer,	2001	133,462	24,507	6,832	6,000	8,649
Treasurer and	2000	115,394	13,000	2,115	2,000	8,983
Secretary
Mike Cheng	2002	135,536	102,239	17,543	—	9,146
Vice President	2001	131,746	30,968	2,862	—	6,504
	2000	111,367	—	—	5,500	5,437

(a)	Consists of awards under CPI’s Management Incentive Plan for fiscal year 2002 to be paid in fiscal year 2003. The amount for fiscal year 2002 also includes a sign-on bonus for Messrs. Caldarelli and Fickett, who became the CEO and COO respectively during the year.

(b)	Consists of amounts paid for personal benefits and amounts reimbursed for the payment of taxes on certain perquisites.

(c)	Consists of stock options granted under the 2000 Stock Option Plan. Each option granted vests at the rate of 25% per year except 4,250 of Mr. Fickett’s options which vest at 50% per year over a two year period.

(d)	Consists of (1) Company contributions to CPI’s 401(k) plan and Non-Qualified Deferred Compensation Plan, (2) Company paid premiums for group life insurance and, (3) in the case of Mr. Petrini, relocation costs.

(e)	Mr. Petrini was Chief Executive Officer and President until he retired on March 19, 2002 and entered into a consulting agreement with the Company through November 2002.

Stock Options in Fiscal Year 2002

      There were no stock options issued to the Company’s “Named Executive Officers” during the fiscal year ended September 27, 2002.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised
			Options at Fiscal Year-end
	Shares Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable

O. Joe Caldarelli	—	—	4,000	4,000
Bart F. Petrini	—	—	50,000	50,000
Robert A. Fickett	—	—	10,500	6,250
Don C. Coleman	—	—	2,500	2,500
Joel A. Littman	—	—	2,500	5,500
Mike Cheng	—	—	2,750	2,750

      The value of unexercised options at the end of fiscal year 2002 is not considered significant as the value of the Company’s common stock at the end of fiscal year 2002, as determined by the Board of Directors, has not changed significantly from the value at the grant date (July 2000).

Holding’s 2000 Stock Option Plan

      In March 2000, Holding established the Communications & Power Industries 2000 Stock Option Plan (“the Plan”) and reserved 250,000 shares of Holding’s common stock for issuance under the Plan. Options granted under Holding’s stock option plan are granted at fair market value, expire ten years from the date of grant and generally vest in four equal annual installments, commencing one year from the date of grant. The stock options granted pursuant to this Plan are not considered “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended and are subject to all of the terms and restrictions contained in the Stock Option and Stockholders Agreements. As of the fiscal year ended September 27, 2002, options granted under the Plan totaled 215,300 shares of common stock. As of September 27, 2002, 107,650 of the options were exercisable.

The Holding Equity Plan

      The Named Executive Officers and certain of Holding’s and CPI’s other executive officers are participants in Holding’s 1995 Management Equity Plan (the “Holding Equity Plan”). Under the Holding Equity Plan, participants may purchase shares of Holding Common Stock (“Management Shares”) at a price determined by Holding’s board of directors to be the fair market value of such Holding Common Stock on the date the participant executes an agreement to purchase the shares. Holding has reserved a total of 1,250,000 shares of Holding Common Stock for issuance under the Holding Equity Plan, 1,146,750 of which were issued to the Company’s former Chief Executive Officer, certain executive officers and key employees (collectively, any executive officers and key employees who may acquire Management Shares are referred to as the “Management Investors”) in fiscal year 1995.

      In connection with Holding’s 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by delivery of a secured promissory note to Holding. The aggregate principal amount of such Management Notes was $0.9 million as of September 27, 2002. Of this amount, $0.7 million is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $0.2 million is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the “Applicable Federal Rate” in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note. The Board of Directors has extended the due dates of all past and future scheduled interest and principal payments on these Management Notes until the Management Notes are due in 2004 or upon Board request, whichever comes first.

Employment Agreements

      Mr. Caldarelli, Mr. Fickett and Mr. Littman are parties to employment agreements with the Company, providing for annual base salaries of $300,000, $250,000 and $144,000, respectively, subject to annual review and adjustment. Mr. Caldarelli, Mr. Fickett and Mr. Littman received bonuses of $665,972, $600,000 and $156,000, respectively, for the 2002 fiscal year. Mr. Caldarelli’s and Mr. Fickett’s bonuses for the 2002 fiscal year included a signing bonus.

      Under these agreements, each of these executives is eligible for participation in the Company’s Management Incentive Plan. The Board of Directors of the Company will review the Management Incentive Plan at the beginning of each fiscal year and will establish the details for participation for such fiscal year. Mr. Caldarelli’s target bonus under the Management Incentive Plan is set at 1 times salary. Mr. Fickett and Mr. Littman’s targets are set annually by the Board of Directors.

      Upon termination of his employment by the Company, Mr. Caldarelli will be entitled to receive severance payments and medical benefits for at least 18 months and no more than 24 months. Mr. Fickett and Mr. Littman will each be entitled to receive severance payments and medical benefits for 18 months upon termination of his employment by the Company. Each executive will be entitled to receive his bonus under the Management Incentive Plan for the entire year in which his employment is terminated.

Compensation Committee Interlocks and Insider Participation

      Neither Holding nor CPI has a Compensation Committee. All decisions on the compensation of executive officers and directors of Holding, CPI or any of their respective subsidiaries are made by the full board of directors.

      None of the directors of Holding or CPI are officers or employees or former officers or employees of Holding, CPI or any of their respective subsidiaries, other than Mr. Caldarelli and Mr. Fickett. None of the directors or officers has any relationships that would require disclosure by the Company pursuant to Item 404 of Regulation S-K (“Certain Relationships and Related Transactions”), except as described below.

      LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 73.1% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Danhakl and Baumer, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. See “Directors and Executive Officers.” In connection with the acquisition by GEI II of its interest in Holding in 1995, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. See “Certain Relationships and Related Transactions — Management Agreements.”

Compensation of Directors

      Individuals who are officers of Holding and CPI, as well as Messrs. Danhakl and Baumer, will not receive any compensation directly for their service on Holding’s and CPI’s Boards of Directors. Mr. Rutledge was paid annual compensation of $25,000 in fiscal year 2002. In addition, Holding and CPI have entered into a management services agreement with LGP pursuant to which LGP will receive an annual fee plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities, in the future. See “Certain Relationships and Related Transactions.”

Item 12:     Security Ownership of Certain Beneficial Owners and Management

      All of CPI’s common stock is owned by Holding. The following table sets forth, as of December 6, 2002 certain information with respect to the beneficial ownership of Holding Common Stock by (i) each person known by Holding to own beneficially 5% or more of the outstanding shares of Holding Common Stock, (ii) each director of Holding and CPI, (iii) each person named in the summary compensation table, and (iv) all executive officers and directors as a group.

	Amount and Nature of	Percent of Shares
Name and Address of Beneficial Owner(a)	Beneficial Ownership	Outstanding

Green Equity Investors II, L.P.(b)	3,590,750	73.16%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025
John G. Danhakl(b)	3,590,750	73.16%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025
John M. Baumer(b)	3,590,750	73.16%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025
Al D. Wilunowski(c)	535,000	10.90%
811 Hansen Way
Palo Alto, California 94303
Bart F. Petrini	0	0%
William P. Rutledge	0	0%
O. Joe Caldarelli	75,000	1.53%
Robert A. Fickett	13,000	.26%
Don C. Coleman	11,250	.23%
Joel A. Littman	3,750	.08%
Mike Cheng	4,500	.09%
Directors and Executive Officers as a group (7 persons)(b)	3,709,500	75.58%

(a)	Addresses are given only for persons listed as beneficial owners of 5% or more of Holding Common Stock.

(b)	GEI II is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI. Each of Jonathan D. Sokoloff, Mr. Danhakl, Mr. Baumer and Peter J. Nolan, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Holding Common Stock owned by GEI. Accordingly, for certain purposes, Messrs. Sokoloff, Danhakl, Baumer and Nolan may be deemed to be beneficial owners of the shares of Holding Common Stock held by GEI. All of the shares of Holding Common Stock shown in the table as being beneficially owned by Messrs. Danhakl and Baumer are owned by GEI.

(c)	Includes 25,000 shares originally acquired by Mr. Wilunowski and subsequently transferred to his child.

Terms of Subscription and Stockholder Agreements

      Holding Common Stock and Junior Preferred Stock purchased by GEI II were purchased pursuant to a Stock Subscription Agreement among Holding, CPI and GEI II. GEI II was also granted certain demand and “piggyback” registration rights for any shares of Holding Common Stock it may own pursuant to the Holding Common Stock Registration Rights Agreement dated as of August 11, 1995 among Holding, GEI II and the initial purchaser of CPI’s Series A Senior Preferred Stock. GEI II subsequently sold its shares of CPI Junior Preferred Stock in June 1997.

      Holders of Holding Common Stock issued to qualified institutional buyers and/or institutional accredited investors are entitled to the benefit of agreements with Holding and CPI which contain certain demand and

“piggyback” registration rights, customary “tag-along” sale rights exercisable by the investor, and customary “drag-along” sale rights exercisable by GEI II in certain circumstances. In addition, the Management Investors have been granted certain registration rights and “tag-along” rights and are subject to certain “drag-along” obligations.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table contains information as of September 27, 2002 for compensation plans previously approved by security holders. There are no compensation plans for which approval has not been obtained by security holders.

Equity Compensation Plan Information

Number of
	Securities to be	Weighted-	Number of Securities
	Issued Upon	average	Remaining Available for
	Exercise of	Exercise Price	Future Issuance Under
	Outstanding	of Outstanding	Equity Compensation
Plan Category	Options	Options	Plans

Equity compensation plans approved by security holders	215,300	$4.00	34,700

Item 13:     Certain Relationships and Related Transactions

Management Agreements

      LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 73.1% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Danhakl and Baumer, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. In connection with the acquisition by GEI II of its interest in Holding in 1995, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP will receive an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company’s opportunities and management’s expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In fiscal year 2002, LGP earned $362,000 pursuant to the terms of the Management Services Agreement.

Item 14:     Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15:     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statement Schedule of Holding and CPI

Schedule II — Valuation and Qualifying Accounts

      (b) Reports on Form 8-K

None

      (c) Schedule of Exhibits

Exhibit
No.	Description

2.1(1)	Stock Sale Agreement between CPI (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian dated as of June 9, 1995.
2.2(1)	First Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.
2.3(1)	Second Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.
3.1(1)	Restated Certificate of Incorporation of CPI filed with the Delaware Secretary of State on August 11, 1995.
3.2(7)	Amended and Restated Bylaws of CPI dated March 19, 2002.
3.3(1)	Certificate of Incorporation of Holding.
3.4(1)	Bylaws of Holding.
4.1(1)	Indenture among CPII Acquisition, Holding, the other guarantors of the Notes (the “Guarantors”) and U.S. Trust Company of California, N.A., relating to the Notes dated as of August 11, 1995.
4.2(1)	First Supplemental Indenture among CPI, Holding, the other Guarantors and U.S. Trust Company of California, N.A., relating to the Notes dated as of August 11, 1995.
4.3(1)	Form of Notes (included in Exhibit 4.1, Exhibit A).
4.4(1)	Form of Indenture between CPI and Shawmut Bank Connecticut, National Association, relating to the Exchange Notes.
4.5(1)	Form of Exchange Note (included in Exhibit 4.5, Exhibit A).
4.6(2)	Form of Second Supplemental Indenture among CPI, Holding, the other Guarantors and U.S. Trust Company of California, N.A., relating to the Notes.
10.1(6)	Loan and Security Agreement by and among CPI as borrower, the other obligors named therein, the lenders that are signatories hereto as the senders, and Foothill Capital Corporation as the arranger and administrative agent, dated as of December 15, 2000.
10.2(6)	Intellectual Property Security Agreement between CPI and Foothill Capital Corporation as Agent for the Lenders dated December 15, 2000.
10.3(6)	Stock Pledge and Security Agreement by CPI to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders dated December 15, 2000.
10.4(6)	Stock Pledge and Security Agreement by Holding and various CPI subsidiaries to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.
10.5(6)	Environmental Indemnity Agreement for the benefit of Foothill Capital Corporation, as agent for itself and the other lenders and the lenders, dated December 15, 2000.

Exhibit
No.	Description

10.6(6)	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among CPI, First American Title Company and Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.
10.7(6)	Guaranty and Security Agreement in favor of Foothill Capital Corporation as Agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors, Foothill and the other lenders named herein, dated December 15, 2000.
10.8(6)	Continuing Guaranty in favor of Foothill Capital Corporation, as agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors named therein, Foothill and the other lenders named herein, dated December 15, 2000.
10.9(6)	Intercreditor Agreement among the CPI Parties and Foothill Capital Corporation, as agent for itself and other lenders, dated December 15, 2000.
10.10(6)	Fourth Amendment of Lease by and between The Board of Trustees of the Leland Stanford Junior University and CPI, dated December 15, 2000.
10.11(6)	Loan Agreement between Holding and Wells Fargo Bank, National Association, executed as of December 15, 2000.
10.11.1(8)	Modification Agreement of Secured Loan between Holding and Wells Fargo Bank, National Association, dated June 1, 2002.
10.12(6)	Promissory Note Secured by Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated December 15, 2000.
10.12.1(8)	Amended and Restated Promissory Note Secured by Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated June 1, 2002.
10.13(6)	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among Holding, American Securities Company and Wells Fargo Bank, National Association, dated December 15, 2000.
10.13.1(8)	Memorandum of Modification Agreement Amending Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated June 1, 2002.
10.14(6)	Subordination Agreement by CPI and Holding in favor of Wells Fargo Bank, National Association, dated December 15, 2000.
10.14.1(8)	Junior Lienor’s Consent and Subordination Agreement by CPI in favor of Wells Fargo Bank, National Association, dated June 1, 2002.
10.15(6)	Hazardous Materials Indemnity Agreement by Holding in favor of Wells Fargo Bank, National Association, dated December 15, 2000.
10.16(6)	Unsecured Promissory Note by Holding in favor of CPI, dated December 15, 2000.
10.17(6)	Lease dated as of December 1, 2000 by and between Holding, as lessor, and CPI, as lessee.
10.18(1)	Cross License Agreement between CPI and Varian dated as of August 10, 1995.
10.19(1)	Trademark License Agreement between CPI and Varian dated as of August 10, 1995.
10.20(1)	Purchase Agreement among CPII Acquisition, Holding, the other Guarantors and the initial purchasers of the Series A Senior Subordinated Notes (the “Initial Notes Purchasers”) dated as of August 11, 1995.
10.21(1)	Purchase Agreement among CPII Acquisition, Holding and the initial purchaser of the Series A Senior Preferred Stock (the “Initial Senior Preferred Stock Purchaser”) dated as of August 11, 1995.

Exhibit
No.	Description

10.22(1)	A/ B Exchange Registration Rights agreement among CPI (as successor by merger to CPII Acquisition), Holding, the other Guarantors and the Initial Notes Purchasers dated as of August 11, 1995.
10.23(1)	Amendment to A/ B Exchange Registration Rights Agreement among CPI, Holding, the other Guarantors and the Initial Notes Purchasers dated as of August 11,1995.
10.24(1)	A/ B Exchange Registration Rights Agreement between CPI (as successor by merger to CPII Acquisition) and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995.
10.25(1)	Amendment to A/ B Exchange Registration Rights Agreement between CPI and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995.
10.26(1)	Holding Common Stock Registration Rights Agreement by and among Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.
10.27(1)	Stockholders Agreement by and among Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.
10.28(1)	Stock Subscription Agreement among Holding, CPII Acquisition Corp. and GEI II dated as of August 11, 1995.
10.29(1)	Management Services Agreement among CPI, Holding and Leonard Green & Partners, L.P. dated as of August 11, 1995.
10.30(1)	1995 Holding Management Equity Plan (including Form of Management Subscription and Stockholders Agreement).
10.32(5)	Communications & Power Industries 2000 Stock Option Plan.
10.33(5)	Form of Stock Option Agreement.
10.34(1)	Assignment and Assumption of Lessee’s Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc., Varian Associates, Inc. and CPI.
10.35(1)	Sublease (Unit 8, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.
10.36(1)	Sublease (Building 4, Palo Alto) dated as of August 10, 1995 between CPI, as Sublessee, Varian Associates, Inc., as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor.
10.37	Employment Agreement for O. Joe Caldarelli dated March 19, 2002.
10.38	Employment Agreement for Robert A. Fickett dated September 30, 2002.
10.39	Employment Agreement for Joel A. Littman dated September 30, 2002.
21(1)	Subsidiaries of CPI and Holding.
99.1	Certification of the Chief Executive Officer of Holding pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of Holding pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Executive Officer of CPI pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Certification of the Chief Financial Officer of CPI pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to CPI’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995.

(2)	Incorporated by reference to Amendment No. 3 to CPI’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on November 9, 1995.

(3)	Incorporated by reference to Amendment No. 1 to CPI’s Registration Statement on Form S-1 (Registration Statement No. 33-96858), filed on October 25, 1995.

(4)	Incorporated by reference to CPI’s Annual Report on Form 10-K, filed on December 29, 1999.

(5)	Incorporated by reference to CPI’s Annual Report on Form 10-K, filed on December 28, 2000.

(6)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, filed on February 12, 2001.

(7)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, filed on May 13, 2002.

(8)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, filed on August 9, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

By:	/s/ O. JOE CALDARELLI

O. Joe Caldarelli
Chief Executive Officer

Date: December 12, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN G. DANHAKL John G. Danhakl	Director	December 12, 2002

/s/ JOHN M. BAUMER John M. Baumer	Director	December 12, 2002

/s/ ROBERT A. FICKETT Robert A. Fickett	Director	December 12, 2002

/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Chairman of the Board and Director	December 12, 2002

/s/ O. JOE CALDARELLI O. Joe Caldarelli	Director, Chief Executive Officer (Principal Executive Officer)	December 12, 2002

/s/ JOEL A. LITTMAN Joel A. Littman	Chief Financial Officer, Treasurer and Secretary (Principle Financial and Accounting Officer)	December 12, 2002

CERTIFICATION

      I, O. Joe Caldarelli, certify that:

1. I have reviewed this annual report on Form 10-K of Communications & Power Industries Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 12, 2002	Signature:	/s/ O. JOE CALDARELLI -------------------------------------------------- O. Joe Caldarelli, Chief Executive Officer

CERTIFICATION

      I, Joel A. Littman, certify that:

1. I have reviewed this annual report on Form 10-K of Communications & Power Industries Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 12, 2002	Signature:	/s/ JOEL A. LITTMAN -------------------------------------------------- Joel A. Littman, Chief Financial Officer

      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants which have not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934:

      No annual report to security holders covering either registrant’s last fiscal year has been sent to either registrant’s security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of either registrant’s security holders with respect to any annual or other meeting of security holders. No such report or proxy material is expected to be furnished to security holders subsequent to the filing of the annual report on this Form.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES, INC.

BY:	/s/ O. JOE CALDARELLI

O. Joe Caldarelli
Chief Executive Officer

Date: December 12, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN G. DANHAKL John G. Danhakl	Director	December 12, 2002

/s/ JOHN M. BAUMER John M. Baumer	Director	December 12, 2002

/s/ ROBERT A. FICKETT Robert A. Fickett	Director	December 12, 2002

/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Chairman of the Board and Director	December 12, 2002

/s/ O. JOE CALDARELLI O. Joe Caldarelli	Director, Chief Executive Officer (Principal Executive Officer)	December 12, 2002

/s/ JOEL A. LITTMAN Joel A. Littman	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 12, 2002

CERTIFICATION

      I, O. Joe Caldarelli, certify that:

1. I have reviewed this annual report on Form 10-K of Communications & Power Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 12, 2002	Signature:	/s/ O. JOE CALDARELLI -------------------------------------------------- O. Joe Caldarelli, Chief Executive Officer

CERTIFICATION

I, Joel A. Littman, certify that:

1. I have reviewed this annual report on Form 10-K of Communications & Power Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 12, 2002	Signature:	/s/ JOEL A. LITTMAN -------------------------------------------------- Joel A. Littman, Chief Financial Officer

      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants which have not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934:

      No annual report to security holders covering either registrant’s last fiscal year has been sent to either registrant’s security holders and no proxy statement, form of proxy or other proxy soliciting material has been sent to more than ten of either registrant’s security holders with respect to any annual or other meeting of security holders. No such report or proxy material is expected to be furnished to security holders subsequent to the filing of the annual report on this Form.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

AND SUBSIDIARIES

COMMUNICATIONS & POWER INDUSTRIES, INC., AND SUBSIDIARIES

(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Communications & Power Industries Holding Corporation:

      We have audited the accompanying consolidated balance sheets of Communications & Power Industries Holding Corporation and subsidiaries (Holding) as of September 27, 2002 and September 28, 2001, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the 52-week periods ended September 27, 2002, September 28, 2001 and September 29, 2000. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of Holding’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries Holding Corporation and subsidiaries as of September 27, 2002 and September 28, 2001, and the results of their operations and their cash flows for the 52-week periods ended September 27, 2002, September 28, 2001 and September 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

s/KPMG LLP

Mountain View, California

November 27, 2002

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Fiscal Year-End

	2002	2001

	(In thousands, except
	share and per share
	data)
ASSETS
Current Assets
Cash and cash equivalents	$2,724	2,903
Accounts receivable, net	29,937	46,738
Inventories	39,927	57,678
Deferred taxes	—	3,500
Other current assets	2,637	2,241

Total current assets	75,225	113,060
Property, plant, and equipment, net	55,846	62,698
Goodwill and other intangibles, net	20,762	23,452
Debt issue costs, net	3,329	4,857

Total assets	$155,162	204,067

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Revolving credit facility	$—	21,293
Current portion of capital leases	45	919
Mortgage financing	17,750	18,000
Accounts payable	14,111	14,729
Accrued expenses	17,304	17,859
Product warranty	4,823	4,225
Income taxes payable	2,959	407
Accrued dividends payable	9,538	4,387
Advance payments from customers	7,594	9,193

Total current liabilities	74,124	91,012
Senior term loans	—	20,000
Senior subordinated notes	100,000	100,000
Obligations under capital leases	—	90

Total liabilities	174,124	211,102

Senior Redeemable Preferred Stock of CPI ($.01 par value, 325,000 shares authorized; 297,346 shares issued and outstanding as of 2002 and 2001; liquidation preference $100 per share)	28,693	28,479

Junior Preferred Stock of CPI ($.01 par value, 525,000 shares authorized: 261,032 and 227,475 shares issued and outstanding as of 2002 and 2001, respectively; liquidation preference $100 per share)	25,449	22,094

Commitments and contingencies
Stockholders’ Deficit
Common stock ($.01 par value, 6,500,000 shares authorized; 4,908,172 shares issued and outstanding as of 2002 and 2001.)	49	49
Additional paid-in capital	19,111	19,111
Accumulated deficit	(91,041)	(75,587)
Stockholder loans	(1,223)	(1,181)

Net stockholders’ deficit	(73,104)	(57,608)

Total liabilities, preferred stock and stockholders’ deficit	$155,162	204,067

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years

	2002	2001	2000

	(In thousands)
Sales	$251,245	272,521	243,054
Cost of sales	192,189	223,332	188,748

Gross profit	59,056	49,189	54,306

Operating costs and expenses:
Research and development	5,873	5,767	8,690
Selling and marketing	16,073	17,544	18,524
General and administrative	19,811	20,911	18,253
Loss on sale of Solid State Products Division (SSPD)	3,004	—	—

Total operating costs and expenses	44,761	44,222	45,467

Operating income	14,295	4,967	8,839
Foreign currency gain (loss)	34	(130)	(536)
Interest expense	16,508	20,734	18,663

Loss before taxes	(2,179)	(15,897)	(10,360)
Income tax expense	4,554	2,950	1,232

Net loss	(6,733)	(18,847)	(11,592)
Preferred dividends:
Senior Redeemable Preferred Stock	5,151	4,387	3,822
Junior Preferred Stock	3,356	2,924	2,548

Net loss attributable to common stock	$(15,240)	(26,158)	(17,962)

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

		Additional			Total
	Common	Paid-in	Accumulated	Stockholder	Stockholders’
	Stock	Capital	Deficit	Loans	Deficit

	(In thousands, except share data)
Balances, October 1, 1999	$49	19,134	(31,039)	(1,106)	(12,962)

Amortization of discount and issue costs on senior redeemable preferred stock	—	—	(214)	—	(214)
Payment of dividends on senior redeemable preferred stock	—	—	(3,822)	—	(3,822)
Payment of dividends on junior preferred stock	—	—	(2,548)	—	(2,548)
Net loss	—	—	(11,592)	—	(11,592)
Repayment of stockholder loans	—	—	—	20	20
Interest accrued on stockholder loans	—	—	—	(47)	(47)
Purchase of treasury stock	—	(23)	—	—	(23)

Balances, September 29, 2000	49	19,111	(49,215)	(1,133)	(31,188)

Amortization of discount and issue costs on senior redeemable preferred stock	—	—	(214)	—	(214)
Dividends on senior redeemable preferred stock	—	—	(4,387)	—	(4,387)
Payment of dividends on junior preferred stock	—	—	(2,924)	—	(2,924)
Net loss	—	—	(18,847)	—	(18,847)
Interest accrued on stockholder loans	—	—	—	(48)	(48)

Balances, September 28, 2001	49	19,111	(75,587)	(1,181)	(57,608)

Amortization of discount and issue costs on senior redeemable preferred stock	—	—	(214)	—	(214)
Dividends on senior redeemable preferred stock	—	—	(5,151)	—	(5,151)
Payment of dividends on junior preferred stock	—	—	(3,356)	—	(3,356)
Net loss	—	—	(6,733)	—	(6,733)
Interest accrued on stockholder loans	—	—	—	(42)	(42)

Balances, September 27, 2002	$49	19,111	(91,041)	(1,223)	(73,104)

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years

	2002	2001	2000

	(In thousands)
Operating Activities
Net cash provided by operating activities	$44,881	1,677	9,897

Investing Activities
Proceeds from sale of SSPD division	926	—	—
Proceeds from sale of property, plant and equipment	—	1,944	—
Purchase of property, plant, and equipment	(3,378)	(5,788)	(5,325)

Net cash used in investing activities	(2,452)	(3,844)	(5,325)

Financing Activities
Repayments on capital leases	(964)	(960)	(855)
Payment of debt issue costs	(101)	(2,217)	—
Repayment of terminated revolving credit facility	—	(40,000)	—
Net (repayments) proceeds from revolving credit facility	(21,293)	21,530	4,800
Repayments on terminated senior term loans	—	(16,049)	(7,995)
Net (repayments) proceeds from senior term loan	(20,000)	20,000	—
Net (repayments) proceeds from mortgage financing	(250)	18,000	—
Purchases of treasury stock	—	—	(23)
Proceeds from stockholder loans	—	—	20

Net cash (used in) provided by financing activities	(42,608)	304	(4,053)

Net (Decrease) Increase in Cash and Cash Equivalents	(179)	(1,863)	519
Cash and cash equivalents at beginning of period	2,903	4,766	4,247

Cash and cash equivalents at end of period	$2,724	2,903	4,766

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Years

	2002	2001	2000

	(In thousands)
Detail of Net Cash Provided by Operating Activities
Net loss	$(6,733)	(18,847)	(11,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,240	10,708	12,682
Amortization of deferred debt issue costs	1,629	1,987	1,288
Amortization of goodwill and intangibles	2,064	2,638	2,634
Allowance for doubtful accounts	142	(362)	(346)
Net loss on the sale of SSPD	3,004	—	—
Deferred taxes	3,500	11,360	289
Loss on liquidation of capital lease	73	—	—
Interest accrued on stockholder loans	(42)	(48)	(47)
Asset impairment loss	508	—	—
Net losses (gains) on the disposition of assets	187	(792)	212
Changes in operating assets and liabilities:
Accounts receivable	16,122	(3,942)	7,508
Inventories	16,974	6,271	(11,423)
Other current assets	(437)	(638)	(79)
Accounts payable	(454)	(3,733)	4,940
Accrued expenses	(567)	956	414
Product warranty	618	1,247	(597)
Income tax payable, net	652	(9,111)	540
Advance payments from customers	(1,599)	3,983	3,474

Net cash provided by operating activities	$44,881	1,677	9,897

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations

      Communications & Power Industries Holding Corporation (“Holding”), through its wholly owned subsidiary, Communications & Power Industries, Inc. (“CPI”, both companies together referred to as “the Company”) develops, manufactures and distributes microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices. The Company operates five manufacturing operations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

      In August 1995, CPI acquired substantially all of the assets of Varian Associates, Inc.’s (“Varian”) Electron Device business and then was merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation, a corporation newly formed by a group of investors, including management of the Company. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based upon the fair values of assets acquired and liabilities assumed as of August 11, 1995. Financing for the acquisition was obtained through the issuance of 12% Senior Subordinated Notes due 2005 (the “Senior Subordinated Notes”) of CPI in the aggregate principal amount of $100.0 million, the issuance of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the “Senior Redeemable Preferred Stock”) of CPI and the issuance of Series A 14% Junior Cumulative Preferred Stock (the “Junior Preferred Stock”) of CPI and common stock of Holding.

2.     Summary of Significant Accounting Policies

     Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Holding and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest to September 30. Fiscal years 2002, 2001 and 2000 comprised the 52-week periods ending on September 27, 2002, September 28, 2001 and September 29, 2000, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

      Generally, the Company requires no collateral from its customers and the Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of its bad debts. Historical credit losses have been within management’s expectations and most transactions to third world economies are backed by letters of credit.

     Cash and Cash Equivalents

      Currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less are considered to be cash and cash equivalents.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenue Recognition

      Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in costs of sales.

      The estimated sales values of performance under certain contracts to commercial customers and U.S. Government fixed-price and fixed-price incentive contracts in process are recognized under the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred. Provisions for anticipated losses are made in the period in which they first become determinable. Sales under cost-reimbursement contracts, primarily research and development contracts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. Government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

     Property, Plant, and Equipment

      Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Estimated useful lives of property, plant, and equipment are as follows: land leaseholds, the life of the lease; buildings, 20 to 40 years; machinery and equipment, 3 to 7 years.

      Gains and losses resulting from the disposition of assets (property, plant and equipment) are reported on a net basis in the caption “General and administrative” on the Consolidated Statements of Operations. Net (losses) gains on the disposition of assets were ($0.2) million, $0.8 million and ($0.2) million for fiscal years 2002, 2001, and 2000 respectively.

     Accounting for Long-Lived Assets

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to future net cash flows expected to be generated from the operation and sale of long-lived assets. If such assets are considered to be impaired, the Company’s carrying value is reduced to its estimated fair value.

      Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted net cash flows of the acquired operation over the remaining amortization period. If determined to be impaired, the carrying amount is reduced to its estimated fair value which is based on an estimate of discounted future net cash flows. Goodwill is being amortized on a straight-line basis over estimated useful lives ranging from 15 to 25 years. Accumulated amortization was $7.7 million and $7.3 million as of September 27, 2002 and September 28, 2001, respectively.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Product Warranty

      The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations is reflected in the accompanying consolidated financial statements.

     Environmental Liabilities

      Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by the Company during fiscal years 2002, 2001 or 2000.

     Deferred Debt Issue Costs

      Costs incurred related to the issuance of CPI’s long-term debt, mortgage financing and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. The amortization periods used for the deferred costs associated with the mortgage financing, revolving credit facility, and the Senior Subordinated Notes are 1 year, 4 years and 10 years, respectively.

     Senior Redeemable Preferred Stock

      CPI’s Senior Redeemable Preferred Stock was issued in units with an aggregate of 262,500 shares of common stock of Holding. The fair value of the shares of Holding’s common stock issued, and the issue costs associated with the issuance of the Senior Redeemable Preferred Stock, have been reflected as a reduction of the Senior Redeemable Preferred Stock issued and are being amortized via a charge to accumulated deficit over the period until mandatory redemption, 12 years, using the straight-line method.

     Income Taxes

      The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Business Risks and Credit Concentrations

      Defense-related applications such as certain radar, electronic countermeasures and military communications constitute a significant portion of the Company’s sales. Companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks peculiar to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors.

     Foreign Currency Translation

      The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net loss.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fair Value of Financial Instruments

      Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility, mortgage financing and long-term debt. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility and mortgage financing approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of CPI’s Senior Subordinated Notes based on quoted market prices or pricing models using current market rates, has been quoted at a level of 84.00 as of September 27, 2002 and 47.00 as of September 28, 2001 (100.00 is face value).

     Stock-Based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price at the measurement date. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     Comprehensive Income

      The Company has no components of other comprehensive income (loss) and, accordingly, comprehensive loss is the same as reported net loss for all periods presented.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations will cease. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt this Statement beginning in the first quarter of fiscal year 2003 and has not yet determined whether there will be an impairment charge. At the beginning of fiscal year 2003, the goodwill balance, net of amortization, is $19.1 million, which will no longer be amortized.

      The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in August 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” in October 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will require that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company does not expect the adoption of these statements to have a material effect on the Company’s consolidated financial position or results of operations. The Company will adopt these Statements beginning in the first quarter of fiscal year 2003.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends SFAS Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial position or results of operations. The Company will adopt this Statement beginning in the first quarter of fiscal year 2003.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial position or results of operations.

3.	Balance Sheet Components

     Accounts Receivable

      Accounts receivable are stated net of allowances for doubtful accounts of $0.6 million and $0.4 million at the end of fiscal years 2002 and 2001, respectively.

     Inventories

      Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

	Fiscal Year-End

	2002	2001

	(Dollars in thousands)
Raw materials and parts	$30,638	40,776
Work in process	6,507	14,874
Finished goods	2,782	2,028

Total inventories	$39,927	57,678

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant, and Equipment

      The main components of property, plant, and equipment are as follows:

	Fiscal Year-End

	2002	2001

	(Dollars in thousands)
Land and land leaseholds	$36,243	36,632
Buildings	21,141	21,487
Machinery and equipment	54,874	55,158
Leased equipment	3,727	3,914
Construction in progress	986	1,540

	116,971	118,731
Less accumulated depreciation and amortization	(61,125)	(56,033)

Net property, plant and equipment	$55,846	62,698

      Accumulated amortization of equipment under capital lease arrangements was $3.4 million and $2.8 million and at the end of fiscal year 2002 and 2001, respectively, and related amortization expense is included in depreciation expense on the statement of cash flows.

     Accrued Expenses

      Accrued expenses are comprised of the following:

	Fiscal Year-End

	2002	2001

	(Dollars in thousands)
Payroll and employee benefits	$11,253	10,303
Accrued interest	2,152	2,755
Non-income taxes	1,064	1,360
Other	2,835	3,441

Total accrued expenses	$17,304	17,859

4.     Sale of Solid State Products Division

      On September 26, 2002, the Company sold its Solid State Products Division (“SSPD”) to KMIC Technology, Inc., a company owned by the former management of SSPD. The Company received approximately $0.9 million in cash and a $0.3 million unsecured promissory note. The note bears interest at 12% per annum and is payable as follows: one-third of the principal plus unpaid interest is due October 1, 2003 with the remaining balance payable in eight quarterly installments of principal and interest beginning January 1, 2004 and ending October 1, 2005. The sale resulted in a fourth quarter charge to operations of approximately $3.0 million which represents the net assets sold including approximately $2.5 million in goodwill and costs and expenses of the transaction, net of $0.9 million of cash received from the sale of the operation’s net assets. Due to the uncertainty of ultimate collection, the proceeds from the promissory note will be recognized when the cash payments are received. In connection with the SSPD transaction, the Company agreed, subject to certain limitations and exceptions, to not engage in the manufacture of intermediate power amplifiers for satcom amplifiers (“IPA’s”) for a 3-year period. In addition, the Company agreed to purchase from KMIC Technology Inc. all of its requirements for IPA’s for such 3-year period.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Credit Facility

      On December 22, 2000, the Company terminated the previous credit agreement and replaced it with a $61.0 million secured credit facility (“Credit Facility”). This Credit Facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires December 22, 2004, and a $20.0 million term loan due December 22, 2002. The term loan was prepaid in June 2002. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI’s subsidiaries. Availability under the Credit Facility is based upon eligible receivables, machinery and equipment and certain real estate. As of September 27, 2002, CPI had $28.5 million available under the revolving line of credit.

      The revolving line of credit provides for borrowings that will bear interest at a rate equal to LIBOR plus 3.25% per annum or Prime plus 1.75% per annum. Additionally, the terms of the Credit Facility require the Company to maintain certain financial covenants and limit the payment of cash dividends on the Senior Preferred Stock and Junior Preferred Stock. In addition to customary fronting and other fees, CPI pays a fee equal to 1.25% per annum on outstanding but undrawn amounts of letters of credit; and additionally CPI pays customary collateral management fees and a commitment fee of 0.375% per annum on unused facilities under the Credit Facility.

6.     Senior Subordinated Notes of CPI

      The $100 million principal amount of Senior Subordinated Notes (“Notes”) matures in 2005 and bears interest at 12% per annum, payable semiannually. The payment of principal of, premium and interest on, and other obligations evidenced by the Notes is subordinated in right of payment, as set forth in the indenture governing the Notes (the “Indenture”), to the prior payment in full of all senior indebtedness (as defined), including indebtedness under the credit facility, whether outstanding on the date of the Indenture or thereafter incurred. CPI’s payment obligations under the Notes are jointly and severally guaranteed by Holding and all of CPI’s subsidiaries.

      The Notes are subject to redemption at the option of CPI, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated as follows:

Year	Percentage

2002	103.0%
2003	101.5%
2004 and thereafter	100.0%

      Upon the occurrence of a change of control, each holder of Notes will have the right to require CPI to offer to repurchase all or any part of such holder’s Notes. The Credit Facility currently prohibits CPI from making such an offer. In addition, the Indenture covering the Notes provides for various restrictions, including restrictions on mergers or the sales of CPI’s assets, dividend payments, purchase, redemption, acquisition or retirement of equity interests of CPI or its affiliates, principal payment on any indebtedness of CPI or guarantors that is subordinated to the Notes, the incurrence of certain indebtedness, or the making of any restricted investment, as defined.

7.     Senior Redeemable Preferred Stock of CPI

      CPI is authorized to issue up to 325,000 shares of nonvoting Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock (the “Senior Preferred Stock”) due 2007, including shares of

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Preferred Stock which may be used to pay dividends on the Senior Preferred Stock if the Company so elects. Dividends on the Senior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before August 1, 2000, CPI may, at its option and subject to debt covenant restrictions, pay dividends in cash or in shares of Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Beginning August 1, 2000, dividends may only be paid in cash.

      During fiscal year 2002 and 2001, cash dividends of $5.1 million and $4.4 million, respectively were accrued for payment on Senior Preferred Stock. In addition, at a value of $100 per share, CPI paid preferred dividends on its Senior Preferred Stock through the issuance of 38,226 shares in fiscal year 2000.

      The Senior Preferred Stock is redeemable at the option of CPI, in whole or in part from time to time, initially at 107% of the liquidation preference thereof and at decreasing prices thereafter to and including August 1, 2004 and thereafter at 100% of the liquidation preference thereof, together in each case with accumulated and unpaid dividends thereon. The Senior Preferred Stock is subject to mandatory redemption in whole on August 1, 2007 at a price equal to the liquidation preference thereof, plus accumulated and unpaid dividends.

      In the event of a change of control, CPI will be required to make an offer to each holder of shares of Senior Preferred Stock to repurchase all or a portion of such holder’s Senior Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends. The Credit Facility currently prohibits, and the Indenture currently restricts, CPI from making such an offer. In addition, CPI will be required to use the proceeds from certain asset sales to permanently reduce senior indebtedness of CPI, to invest in certain related assets or businesses or to offer to repurchase Senior Preferred Stock. Any such repurchases shall be effected at an offer price equal to 100% of the liquidation preference of the shares of Senior Preferred Stock purchased, plus accumulated and unpaid dividends.

      The Restated Certificate of Incorporation of CPI, which governs the rights, preferences, privileges and restrictions of the Senior Preferred Stock, contains certain provisions that, among other things, limit the ability of CPI to incur indebtedness, pay dividends, incur liens, make loans or investments, transact with affiliates and engage in mergers and consolidations.

      CPI may, at its option, on any dividend payment date, exchange all, but not less than all, of the outstanding shares of Senior Preferred Stock into 14% Junior Subordinated Notes (the “Exchange Notes”) due 2007, so long as such exchange is permitted by the Credit Facility and the Indenture, in an aggregate principal amount not to exceed the aggregate liquidation preference, plus accumulated and unpaid dividends on the date of exchange. The Exchange Notes will be general unsecured obligations of CPI and will be subordinated to all existing and future senior indebtedness of CPI, including indebtedness under the Credit Facility and the Indenture. Except for terms relating to these subordination provisions, payment of interest on a quarterly basis, optional redemption and the date on which repayment is mandatory (all of which terms would be similar to the terms of Senior Preferred Stock), the terms of the Exchange Notes will be generally identical to the Notes.

8.     Junior Preferred Stock of CPI

      CPI is authorized to issue up to 525,000 shares of nonvoting 14% Junior Cumulative Preferred Stock (the “Junior Preferred Stock”) including shares of Junior Preferred Stock which may be used to pay dividends on the Junior Preferred Stock if CPI elects to pay dividends in shares of Junior Preferred Stock. The aggregate liquidation preference of the Junior Preferred Stock issued in connection with the formation of CPI in 1995 was $10.0 million. Dividends on the Junior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before the redemption of the Senior Preferred

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock or the exchange of Senior Preferred Stock into Exchange Notes, CPI is required to pay dividends on the Junior Preferred Stock in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After such redemption or exchange, CPI may, at its option and subject to debt and senior preferred stock covenant restrictions, pay dividends on the Junior Preferred Stock in cash or in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.

      At a value of $100 per share, CPI paid preferred dividends on its Junior Preferred Stock through the issuance of 33,557, 29,243, and 25,484 shares for fiscal years 2002, 2001 and 2000, respectively.

      The Junior Preferred Stock ranks junior in right of payment to all liabilities of CPI and to any preferred stock, including Senior Preferred Stock, that is senior in right of payment to the Junior Preferred Stock and ranks senior in right of payment to any additional preferred stock which does not expressly provide that it ranks senior to or on parity with the Junior Preferred Stock and CPI’s common stock.

9.     Supplemental Cash Flow Information

      Cash paid for interest was $15.5 million, $19.2 million and $16.7 million, in fiscal years 2002, 2001, and 2000, respectively. Cash paid (refunded) for taxes was $1.2 million, $0.6 million, and $(32,000), in fiscal years 2002, 2001, and 2000, respectively.

      Non-cash financing activities included the following: Dividends on Senior Redeemable Preferred Stock included $5.1 million and $4.4 million of accrued but unpaid preferred dividends in fiscal year 2001 and 2001 and the issuance of 38,226 shares of Senior Redeemable Preferred Stock in 2000. Preferred stock dividends on Junior Preferred Stock was through the issuance of 33,557, 29,243, and 25,484 shares of Junior Preferred Stock during fiscal years 2002, 2001, and 2000, respectively. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $0.2 million for each of the fiscal years 2002, 2001 and 2000. Equipment of $0.1 million was acquired under capital leases in fiscal year 2001; no equipment was acquired under capital leases in fiscal year 2002 or 2000.

10.     Leases

      At September 27, 2002, the Company was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. The Company also leases certain computer equipment under capital leases that expire in December 2002. As collateral for these capital leases, the

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has issued letters of credit totaling $0.2 million. A summary of future minimum lease payments (dollars in thousands) follows:

	Capital	Operating	Sublease
Fiscal Year	Leases	Leases	Income

2003	$50	$891	$210
2004	—	617	236
2005	—	458	205
2006	—	89	100
2007	—	41	—

Total future minimum lease payments	50	$2,096	$751

Less amount representing interest, sales tax and additional obligations	5

Present value of future minimum lease payments	45
Less current portion of obligations under capital leases	45

Obligations under capital leases, less current portion	$—

      Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $1.3 million, $1.2 million, and $1.0 million, for fiscal years 2002, 2001, and 2000, respectively.

11.     Contingencies

      The amount of outstanding letters of credit provided for under CPI’s Credit Facility was $4.5 million as of September 27, 2002. These outstanding obligations are comprised of the following: $2.5 million related to eight performance bond guarantees, $1.1 million related to the Company’s worker’s compensation insurance, $0.2 million to a lender related to a capital lease arrangement and $0.8 million to various other beneficiaries related primarily to insurance and service contracts.

      Varian Medical Systems, Inc. is currently a defendant in one lawsuit relating to operations prior to the acquisition by the Company of its business from Varian. The Company’s acquisition agreement with Varian provides for Varian’s retention of liability arising out of the above referenced litigation. Accordingly, in the opinion of management, the outcome of that litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

      Varian has also been named by the Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at sites to which Varian is alleged to have shipped manufacturing waste for disposal. Varian is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, local and/or state agencies at certain facilities of the Company. Uncertainty as to (a) the extent to which Varian caused, if at all, the conditions being investigated; (b) the extent of environmental contamination and risks; (c) the applicability of changing and complex environmental laws; (d) the number and financial viability of other potentially responsible parties; (e) the stage of the investigation and/or remediation; (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred); (g) applicable clean-up standards; (h) the remediation (if any) which will ultimately be required; and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s acquisition agreement with Varian provides for Varian’s retention of liability arising out of investigative and remedial action and environmental claims for conditions existing as of the closing date at the above-referenced facilities. Accordingly, based on information currently available, management believes that the costs of these matters are not likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

      From time to time, the Company may be subject to other claims that arise in the ordinary course of business. In the opinion of management, as of September 27, 2002, all such matters involve amounts which would not have a material adverse effect on the Company’s consolidated financial position if unfavorably resolved.

12.     Segments and Related Information

      The Company has two reportable segments: vacuum electronic devices (“VEDs”) and satcom equipment. Reportable segments are differentiated based on product. The VED segment is made up of four operating units, which have been aggregated. Each operating unit has a President that reports either to the Chief Operating Officer, who in turns reports to the Chief Executive Officer (“CEO”), or directly to the CEO.

      The CEO evaluates performance and allocates resources to each of these operating units based on the Company’s principal performance measure, earnings before income taxes, interest, depreciation and amortization and certain other non-cash charges (“EBITDA”). These four operating units have similar economic characteristics as measured by EBITDA. The Company’s analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance. In addition, the aggregated units are similar in (i) the nature of their products, (ii) their manufacturing processes, (iii) their customers and, (iv) their distribution and sales methods.

      The VED segment develops, manufactures and distributes high power/high frequency microwave and radio frequency signal components. Its products include linear beam, cavity, power grid, crossed field and magnetron devices. These products are used in the communication, radar, electronic countermeasures, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the vacuum electronic device will be located. These products are distributed through the Company’s direct sales force, independent sales representatives and distributors.

      The satcom equipment segment manufactures and supplies high power amplifiers and networks for satellite communication uplink and industrial applications. This segment also provides spares, service and other post sales support. Its products are distributed through the Company’s direct sales force and independent sales representatives.

      Sales and marketing, finance and administration expenses are allocated to the operating units and are included in the results reported. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment product transfers are recorded at cost.

      Summarized financial information concerning the Company’s reportable segments is shown in the following table. Included in the “Other” column is financial information for the Company’s Solid State

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Products Division which was sold in September 2002 and did not meet the quantitative thresholds to be reported separately, and certain unallocated corporate-level operating expenses.

		Satcom
	VEDs	Equipment	Other	Total

	(Dollars in thousands)
Fiscal Year 2002:
Revenues from external customers	$202,978	45,432	2,835	251,245
Intersegment product transfers	12,527	—	952	13,479
EBITDA	37,300	672	(9,306)	28,666
Total assets	90,831	13,957	50,374	155,162
Capital expenditures	3,086	87	205	3,378
Fiscal Year 2001:
Revenues from external customers	$203,656	64,819	4,046	272,521
Intersegment product transfers	20,081	—	1,432	21,513
EBITDA	29,183	(4,046)	(6,954)	18,183
Total assets	109,684	33,015	61,368	204,067
Capital expenditures	3,522	1,487	779	5,788
Fiscal Year 2000:
Revenues from external customers	$188,800	48,190	6,064	243,054
Intersegment product transfers	9,524	—	1,232	10,756
EBITDA	29,773	(3,348)	(2,806)	23,619
Total assets	120,012	27,956	79,017	226,985
Capital expenditures	3,078	996	1,251	5,325

      A reconciliation of EBITDA from reportable segments to Loss before Taxes is as follows:

	Fiscal Year

	2002	2001	2000

	(Dollars in thousands)
Segment EBITDA	$28,666	18,183	23,619
Less:
Depreciation and amortization	11,304	13,346	15,316
Other	3,033	—	—
Interest expense	16,508	20,734	18,663

Loss before taxes	$(2,179)	(15,897)	(10,360)

      Other in the above table represents non-cash charges of $2.5 million resulting from the write-off of goodwill in conjunction with the sale of SSPD and $0.5 million related to impairment of equipment used in the satcom equipment segment.

      CPI’s operations outside of North America consist of sales offices in certain foreign countries. Long-lived assets outside of North America are less than 10% of total consolidated assets. Information about CPI’s sales to geographical regions is presented in the table below. Sales to unaffiliated customers are based on the location of the customer. There are no individual foreign countries in which sales are considered material.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales by geographic area are as follows:

	Fiscal Year

	2002	2001	2000

	(Dollars in thousands)
United States	$175,060	182,637	163,484
All foreign countries	76,185	89,884	79,570

Total Sales	$251,245	272,521	243,054

      CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $43.9 million, $42.8 million, and $41.3 million of the Company’s consolidated sales for fiscal years 2002, 2001, and 2000, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

13.     Research and Development

      Company-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by the Company on research and development are summarized as follows:

	CPI	Customer	Total
	Sponsored	Sponsored	Incurred

	(Dollars in thousands)
Fiscal year 2002	$5,873	5,174	11,047
Fiscal year 2001	5,767	5,012	10,779
Fiscal year 2000	8,690	6,476	15,166

14.     Provision for Income Taxes

      Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:

	Fiscal Year

	2002	2001	2000

	(Dollars in thousands)
Domestic	$(2,138)	$(10,431)	$(13,985)
Non-U.S	(41)	(5,466)	3,625

Total	$(2,179)	$(15,897)	$(10,360)

      Income tax expense is comprised of the following:

	Fiscal Year

	2002	2001	2000

	(Dollars in thousands)
Current
U.S. federal	$1,600	$(8,730)	$—
State	221	10	—
Non-U.S	(767)	310	943

Total Current	1,054	(8,410)	943

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year

	2002	2001	2000

	(Dollars in thousands)
Deferred
U.S. federal	2,389	9,350	—
State	1,085	2,994	—
Non-U.S	26	(984)	289

Total Deferred	3,500	11,360	289

Income tax expense	$4,554	$2,950	$1,232

      The significant components of the CPI’s deferred tax assets and liabilities are as follows:

	Fiscal Year-End

	2002	2001

	(Dollars in thousands)
Deferred tax assets:
Inventory and other reserves	$8,116	$6,708
Accrued vacation	1,474	1,721
Deferred compensation and other accruals	474	727
Foreign jurisdictions, net	1,154	2,953
Net operating loss and credit carryforwards	2,089	6,928

Gross deferred tax assets	13,307	19,037
Valuation allowance	(11,799)	(12,373)

Total deferred tax assets	1,508	6,664
Deferred tax liabilities:
Accelerated depreciation	(1,507)	(3,164)
Foreign jurisdictions, net	(1)	—

Total deferred tax liabilities	(1,508)	(3,164)

Net deferred tax asset	$—	$3,500

      The provision for income tax expense for fiscal year 2002 consists of current federal and deferred income tax expense resulting from a net decrease in deferred tax assets. The state income tax expense consists of current income tax expense and deferred tax expense resulting from a net decrease in deferred tax assets. The foreign income tax benefit results from current refund receivables in the foreign jurisdictions.

      Management has established a full valuation allowance for the portion of deferred tax assets for which realization is uncertain. This allowance has been established based on the uncertainty of using net operating losses and various tax credits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The valuation allowance for deferred tax assets as of September 27, 2002 was $11.8 million. The net change in the total valuation allowance for the 52-week period ended September 27, 2002 and September 28, 2001, was a decrease of $0.6 million and an increase of $5.9 million, respectively.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 27, 2002, the Company has fully utilized the net operating loss carryforwards for federal income tax and has approximately $8.5 million in state operating loss carryforwards available to reduce future income subject to income taxes. State net operating loss carryforwards expire beginning in 2003.

      As of September 27, 2002, the Company has foreign tax credit carryforwards for federal income tax purposes of $0.9 million, and manufacturers’ investment credit for California income tax purposes of approximately $0.9 million available to reduce future federal and California income taxes. Foreign tax credit carryforwards expire beginning in 2003. The California credit will carryforward indefinitely.

      The Internal Revenue code of 1986 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of an “ownership change” of the corporation. The Company has not yet determined if such an ownership change has occurred. If such an ownership change has occurred, then the utilization of the net operating losses will be subject to an annual limitation in future years.

      The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

	Fiscal Year

	2002	2001	2000

Statutory federal income tax benefit rate	(35.0)%	(35.0)%	(35.0)%
Net operating loss not utilized	—	—	30.7
Foreign tax rate differential	(33.2)	2.0	11.9
State taxes	38.9	18.9	—
Non-deductible expenses	8.3	24.4	0.6
Change in valuation allowance	230.0	7.7	—
Other	—	0.6	3.7

Effective tax rate	209.0%	18.6%	11.9%

15.     Stock-Based Benefit Plans

     2000 Stock Option Plan

      In March 2000, Holding established the Communications & Power Industries 2000 Stock Option Plan (“the Plan”) and reserved 250,000 shares of common stock for issuance under the Plan. Options granted under Holding’s stock option plan are granted at fair market value, expire ten years from the date of grant and generally vest in four equal annual installments, commencing one year from the date of grant. The stock options granted pursuant to the Plan are not considered “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended, and are subject to all of the terms and restrictions

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtained in the Stock Option and Stockholders Agreements. A summary of the status of Holding’s fixed stock option plan is as follows:

	Options Available	Number of Shares	Weighted-average
	for Grant	Under Option	Exercise Price

Authorized	250,000	—	—
Granted	(232,500)	232,500	$4.00

Balance at September 29, 2000	17,500	232,500	$4.00

Granted	(11,300)	11,300	$4.00
Canceled	8,750	(8,750)	$4.00

Balance at September 28, 2001	14,950	235,050	$4.00

Granted	(2,000)	2,000	$4.00
Canceled	21,750	(21,750)	$4.00

Balance at September 27, 2002	34,700	215,300	$4.00

      The per share weighted-average fair value of stock options granted during fiscal years 2002, 2001 and 2000 was $.62, $.74 and $1.00, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 3.38%, 4.09%, and 5.85% in fiscal years 2002, 2001 and 2000, respectively; expected life of 5 years; no expected stock price volatility as the shares are not publicly traded; and an expected dividend yield of 0.0% in all years presented.

      There were 107,650 and 57,075 options exercisable at September 27, 2002, and September 28, 2001, respectively and no options were exercisable as of September 29, 2000. Outstanding options as of September 27, 2002, September 28, 2001, and September 29, 2000 had a weighted-average remaining contractual life of 7.77, 8.75 and 9.75 years, respectively.

      SFAS No. 123, “Accounting for Stock Based Compensation” requires a company to determine the fair market value of all stock-based compensation awards using an option pricing model and to disclose pro forma net income as if the resulting stock based compensation amounts were recorded in the Consolidated Statements of Operations. Had compensation cost for Holding’s stock-based compensation plan been determined based on the fair value at the grant dates, consistent with the method prescribed under SFAS No. 123, Holding’s fiscal years 2002, 2001 and 2000 net loss would not have been materially different from the net loss reported in the accompanying Statements of Operations.

Holding Equity Plan

      In August 1995, Holding established the Holding 1995 Management Equity Plan (the “Holding Equity Plan”). Under the Holding Equity Plan, participants may purchase shares of Holding Common Stock (“Management Shares”) at a price determined by Holding’s board of directors to be the fair market value of such Holding Common Stock on the date the participant executes an agreement to purchase the shares. Holding has reserved a total of 1,250,000 shares of Holding Common Stock for issuance under the Holding Equity Plan, 1,146,750 of which were issued to the Company’s former Chief Executive Officer, certain officers and key employees in fiscal year 1995. As of September 27, 2002, based on retirements and management changes, 164,828 of these Management Shares have been repurchased, and 73,000 have been resold.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Retirement and Profit Sharing Plans

      CPI provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The plans provide for CPI to contribute an amount based on a percentage of each participant’s base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and Company matching contributions are always 100% vested. The deferred compensation liability amounted to approximately $0.1 and $0.4 million as of September 27, 2002 and September 28, 2001, respectively.

      Total CPI contributions to these plans were $2.7 million, $2.7 million, and $2.8 million for fiscal years 2002, 2001, and 2000, respectively.

      CPI’s bonus program provides incentive bonuses to management if certain performance goals are achieved. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, cash flow and asset utilization.

17.     Related Party Transactions

     Sale-leaseback Transaction Between CPI and Holding

      On December 22, 2000, a sale-leaseback transaction related to CPI’s facilities in San Carlos, California was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million. The promissory note matures in December 2009, and provides for interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding’s option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matured June 1, 2002. During fiscal year 2002, the loan was extended until June 1, 2003 and $0.2 million of principal was repaid. The loan bears interest at LIBOR plus 4.25% and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property. CPI realized a gain on the sale of the property of approximately $8.5 million that is being recognized over the twenty year lease term. Intercompany accounts and transactions associated with this sale-leaseback transaction have been eliminated in consolidation.

     Outside Advisors

      Holding and CPI have entered into a management services agreement with Leonard Green & Partners, L.P. to pay $0.4 million, plus out-of-pocket expenses, annually to an advisor group, which is an affiliate of Holding’s majority shareholder. Certain individuals who are stockholders of the general partner of this advisor group are members of the Board of Directors of Holding and CPI. The management services agreement provides for management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities.

     Stockholder Loans

      In connection with Holding’s 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by Delivery of a secured promissory note to Holding. The aggregate principal amount of such Management Notes was $0.9 million as

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of September 27, 2002. Of this amount, $0.7 million is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $0.2 million is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the “Applicable Federal Rate” in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note. The Board of Directors has extended the due dates of all past and future scheduled interest and principal payments on these Management Notes until the Management Notes are due in 2004 or upon Board request, whichever comes first.

18.     Guarantees

      Holding has guaranteed CPI’s senior debt obligations. Other than the transactions associated with the San Carlos real estate purchase and related financing and leaseback arrangements, the consolidated balance sheets of Holding as of September 27, 2002 and September 28, 2001 are substantially identical to those of CPI.

19.     Quarterly Financial Data (Unaudited)

	Quarter Ended

	Sept. 27,	June 28,	Mar. 29,	Dec. 28,	Sept. 28,	June 29,	Mar. 30,	Dec. 29,
	2002	2002	2002	2001	2001	2001	2001	2000

Sales	$59,613	$64,792	$60,612	$66,228	$72,851	$72,724	$66,570	$60,376
Gross profit	$15,287	$16,664	$12,946	$14,159	$8,115	$15,653	$12,623	$12,798
Net loss	$(2,927)	$(1,039)	$(1,733)	$(1,034)	$(10,733)	$(1,873)	$(3,836)	$(2,405)

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Communications & Power Industries, Inc.:

      We have audited the accompanying consolidated balance sheets of Communications & Power Industries, Inc. (a wholly owned subsidiary of Communications & Power Industries Holding Corporation) and subsidiaries (CPI) as of September 27, 2002 and September 28, 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the 52-week periods ended September 27, 2002, September 28, 2001 and September 29, 2000. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of CPI’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries, Inc. and subsidiaries as of September 27, 2002 and September 28, 2001, and the results of their operations and their cash flows for the 52-week periods ended September 27, 2002, September 28, 2001, and September 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

s/KPMG LLP

Mountain View, California

November 27, 2002

COMMUNICATION & POWER INDUSTRIES, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Communication & Power Industries Holding Corporation)

CONSOLIDATED BALANCE SHEETS

	Fiscal Year-End

	2002	2001

	(In thousands, except
	share and per share
	data)
ASSETS
Current Assets
Cash and cash equivalents	$2,724	2,903
Accounts receivable, net	29,937	46,738
Inventories	39,927	57,678
Deferred taxes	—	3,500
Other current assets	2,637	2,241

Total current assets	75,225	113,060
Property, plant, and equipment, net	42,478	48,672
Goodwill and other intangibles, net	20,762	23,452
Debt issue costs, net	3,259	4,715
Note receivable from parent	5,750	5,750

Total assets	$147,474	195,649

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Revolving credit facility	$—	21,293
Current portion of capital leases	45	919
Accounts payable	14,111	15,175
Accrued expenses	18,313	18,196
Product warranty	4,823	4,225
Income taxes payable	2,964	407
Accrued dividends payable	9,538	4,387
Advance payments from customers	7,594	9,193

Total current liabilities	57,388	73,795
Senior term loans	—	20,000
Senior subordinated notes	100,000	100,000
Deferred income on sale-leaseback	7,311	7,735
Obligations under capital leases	—	90
Deferred taxes		—

Total liabilities	164,699	201,620

Senior Redeemable Preferred Stock ($.01 par value, 325,000 shares authorized; 297,346 shares issued and outstanding as of 2002 and 2001, respectively; liquidation preference $100 per share)	28,693	28,479

Commitments and contingencies
Stockholders’ Deficit
Junior Preferred Stock ($.01 par value, 525,000 shares authorized; 261,032 and 227,475 shares issued and outstanding as of 2002 and 2001, respectively; liquidation preference $100 per share)	2	2
Common stock ($.01 par value, 400,000 shares authorized; 1 share issued and outstanding as of 2002 and 2001)	—	—
Additional paid-in capital	44,608	41,252
Accumulated deficit	(89,305)	(74,523)
Stockholder loan	(1,223)	(1,181)

Net stockholders’ deficit	(45,918)	(34,450)

Total liabilities, senior redeemable preferred stock and stockholders’ deficit	$147,474	195,649

See accompanying notes to the consolidated financial statements.

COMMUNICATION & POWER INDUSTRIES, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Communication & Power Industries Holding Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year

	2002	2001	2000

	(In thousands)
Sales	$251,245	272,521	243,054
Cost of sales	192,189	223,332	188,748

Gross profit	59,056	49,189	54,306

Operating costs and expenses:
Research and development	5,873	5,767	8,690
Selling and marketing	16,073	17,544	18,524
General and administrative	21,179	21,935	18,253
Loss on sale of Solid State Products Division (SSPD)	3,004	—	—

Total operating costs and expenses	46,129	45,246	45,467

Operating income	12,927	3,943	8,839
Foreign currency income (loss)	34	(130)	(536)
Interest expense	14,463	18,646	18,663

Loss before taxes	(1,502)	(14,833)	(10,360)
Income tax expense	4,559	2,950	1,232

Net loss	(6,061)	(17,783)	(11,592)
Preferred dividends:
Senior Redeemable Preferred Stock	5,151	4,387	3,822
Junior Preferred Stock	3,356	2,924	2,548

Net loss attributable to common stock	$(14,568)	(25,094)	(17,962)

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Junior		Additional			Total
	Preferred	Common	Paid-in	Accumulated	Stockholder	Stockholders’
	Stock	Stock	Capital	Deficit	Loans	Equity (Deficit)

	(In thousands, except share data)
Balances, October 1, 1999	$2	—	35,803	(31,039)	(1,106)	3,660

Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	(214)	—	(214)
Payment of dividends on senior redeemable preferred stock	—	—	—	(3,822)	—	(3,822)
Payment of dividends on junior preferred stock	—	—	2,548	(2,548)	—	—
Net loss	—	—	—	(11,592)	—	(11,592)
Repayment of stockholder loan	—	—	—	—	20	20
Interest accrued on stockholder loan	—	—	—	—	(47)	(47)
Purchase of treasury stock	—	—	(23)	—	—	(23)

Balances, September 29, 2000	$2	—	38,328	(49,215)	(1,133)	(12,018)

Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	(214)	—	(214)
Dividends on senior redeemable preferred stock	—	—	—	(4,387)	—	(4,387)
Payment of dividends on junior preferred stock	—	—	2,924	(2,924)	—	—
Net loss	—	—	—	(17,783)	—	(17,783)
Interest accrued on stockholder loan	—	—	—	—	(48)	(48)

Balances, September 28, 2001	$2	—	41,252	(74,523)	(1,181)	(34,450)

Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	(214)	—	(214)
Dividends on senior redeemable preferred stock	—	—	—	(5,151)	—	(5,151)
Payment of dividends on junior preferred stock	—	—	3,356	(3,356)	—	—
Net loss	—	—	—	(6,061)	—	(6,061)
Interest accrued on stockholder loan	—	—	—	—	(42)	(42)

Balances, September 27, 2002	$2	—	44,608	(89,305)	(1,223)	(45,918)

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years

	2002	2001	2000

	(In thousands)
Operating Activities
Net cash provided by operating activities	$44,631	1,953	9,897

Investing Activities
Proceeds from sale of property to parent	—	17,250	—
Proceeds from sale of SSPD division	926	—	—
Proceeds from sale of property, plant and equipment	—	1,944	—
Purchase of property, plant, and equipment	(3,378)	(5,788)	(5,325)

Net cash (used in) provided by investing activities	(2,452)	13,406	(5,325)

Financing Activities
Repayments on capital leases	(964)	(960)	(855)
Payment of debt issue costs	(101)	(1,743)	—
Repayment of terminated revolving credit facility	—	(40,000)	—
Net (repayments) proceeds from revolving credit facility	(21,293)	21,530	4,800
Repayments on terminated senior term loans	—	(16,049)	(7,995)
Net (repayments) proceeds from senior term loans	(20,000)	20,000	—
Purchases of treasury stock	—	—	(23)
Proceeds from stockholder loan	—	—	20

Net cash used in financing activities	(42,358)	(17,222)	(4,053)

Net (Decrease) Increase in Cash and Cash Equivalents	(179)	(1,863)	519
Cash and cash equivalents at beginning of period	2,903	4,766	4,247

Cash and cash equivalents at end of period	$2,724	2,903	4,766

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Fiscal Years

	2002	2001	2000

	(In thousands)
DETAIL OF NET CASH PROVIDED BY OPERATING ACTIVITIES
Net loss	$(6,061)	(17,783)	(11,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,581	10,210	12,682
Amortization of deferred debt issue costs	1,557	1,655	1,288
Amortization of goodwill and intangibles	2,064	2,638	2,634
Allowance for doubtful accounts	142	(362)	(346)
Loss on the sale of SSPD	3,004	—	—
Gain on sale of property to Holding	(424)	(317)	—
Deferred taxes	3,500	11,360	289
Loss on liquidation of capital lease	73	—	—
Interest accrued on stockholder loan	(42)	(48)	(47)
Asset impairment loss	508	—	—
Net (gains) losses on the disposition of assets	188	(792)	212
Changes in operating assets and liabilities:
Accounts receivable	16,122	(3,942)	7,508
Inventories	16,974	6,271	(11,423)
Other current assets	(436)	(638)	(79)
Accounts payable	(900)	(3,287)	4,940
Accrued expenses	105	869	414
Product warranty	618	1,247	(597)
Income tax payable, net	657	(9,111)	540
Advance payments from customers	(1,599)	3,983	3,474

Net cash provided by operating activities	$44,631	1,953	9,897

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations

      Communications & Power Industries, Inc. (“CPI” or “the Company”) develops, manufactures and distributes microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices. The Company operates five manufacturing operations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

      In August 1995, CPI acquired substantially all of the assets of Varian Associates, Inc.’s (“Varian”) Electron Device business and then was merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation (“Holding”), a corporation newly formed by a group of investors, including management the Company. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based upon the fair values of assets acquired and liabilities assumed as of August 11, 1995. Financing for the acquisition was obtained through the issuance of 12% Senior Subordinated Notes due 2005 (the “Senior Subordinated Notes”) of CPI in the aggregate principal amount of $100.0 million, the issuance of Series A 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 (the “Senior Redeemable Preferred Stock”) of CPI and the issuance of Series A 14% Junior Cumulative Preferred Stock (the “Junior Preferred Stock”) of CPI and common stock of Holding.

2.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of CPI and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company’s fiscal years reported are the 52- or 53-week periods ending on the Friday nearest to September 30. Fiscal years 2002, 2001 and 2000 comprised the 52-week periods ending on September 27, 2002, September 28, 2001 and September 29, 2000, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

      Generally, CPI requires no collateral from its customers and CPI estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect CPI’s estimate of its bad debts.

      Historical credit losses have been within management’s expectations and most transactions to third world economies are backed by letters of credit.

Cash and Cash Equivalents

      Currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less are considered to be cash and cash equivalents.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in costs of sales.

      The estimated sales values of performance under certain contracts to commercial customers and U.S. Government fixed-price and fixed-price incentive contracts in process are recognized under the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred. Provisions for anticipated losses are made in the period in which they first become determinable. Sales under cost-reimbursement contracts, primarily research and development contracts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. Government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

Property, Plant, and Equipment

      Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Estimated useful lives of property, plant, and equipment are as follows: land leaseholds, the life of the lease; buildings, 20 to 40 years; machinery and equipment, 3 to 7 years.

      Gains and losses resulting from the disposition of assets (property, plant and equipment) are reported on a net basis in the caption “General and administrative” on the Consolidated Statements of Operations. Net (losses) gains on the disposition of assets were ($0.2) million, $0.8 million, and ($0.2) million for fiscal years 2002, 2001 and 2000, respectively.

Accounting for Long-Lived Assets

      CPI reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to future net cash flows expected to be generated from the operation and sale of long-lived assets. If such assets are considered to be impaired, the Company’s carrying value is reduced to its estimated fair value.

      Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company assesses the recoverability of the carrying amount of goodwill by determining whether the carrying amount of goodwill can be recovered through undiscounted net cash flows of the acquired operation over the remaining amortization period. If determined to be impaired, the carrying amount is reduced to its estimated fair value which is based on an estimate of discounted future net cash flows. Goodwill is being amortized on a straight-line basis over estimated useful lives ranging from 15 to 25 years. Accumulated amortization was $7.7 million and $7.3 million as of September 27, 2002 and September 28, 2001, respectively.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranty

      CPI’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations is reflected in the accompanying consolidated financial statements.

Environmental Liabilities

      Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. There were no environmental liabilities established by CPI during fiscal years 2002, 2001 or 2000.

Deferred Debt Issue Costs

      Costs incurred related to the issuance of CPI’s long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. The amortization periods used for the deferred costs associated with the revolving credit facility, and the Senior Subordinated Notes are 4 years and 10 years, respectively.

Senior Redeemable Preferred Stock

      CPI’s Senior Redeemable Preferred Stock was issued in units with an aggregate of 262,500 shares of common stock of Holding. The fair value of the shares of Holding’s common stock issued, and the issue costs associated with the issuance of the Senior Redeemable Preferred Stock, have been reflected as a reduction of the Senior Redeemable Preferred Stock issued and are being amortized via a charge to accumulated deficit over the period until mandatory redemption, 12 years, using the straight-line method.

Income Taxes

      The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Business Risks and Credit Concentrations

      Defense-related applications such as certain radar, electronic countermeasures and military communications constitute a significant portion of the Company’s sales. Companies engaged in supplying defense-related equipment and services to government agencies are subject to certain business risks peculiar to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors.

Foreign Currency Translation

      The functional currency of CPI’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net loss.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility and long-term debt. The carrying value of CPI’s cash and cash equivalents, accounts receivable, accounts payable, and revolving credit facility approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of CPI’s Senior Subordinated Notes based on quoted market prices or pricing models using current market rates, has been quoted at a level of 84.00 as of September 27, 2002 and 47.00 as of September 28, 2001 (100.00 is face value).

Comprehensive Income

      The Company has no components of other comprehensive income (loss) and, accordingly, comprehensive loss is the same as reported net loss for all periods presented.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations will cease. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt this Statement beginning in the first quarter of fiscal year 2003 and has not yet determined whether there will be an impairment charge. At the beginning of fiscal year 2003, the goodwill balance, net of amortization, is $19.1 million, which will no longer be amortized.

      The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in August 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” in October 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will require that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company does not expect the adoption of these statements to have a material effect on the Company’s consolidated financial position or results of operations. The Company will adopt these Statements beginning in the first quarter of fiscal year 2003.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends SFAS Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial position or results of operations. The Company will adopt this statement beginning in the first quarter of fiscal year 2003.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial position or results of operations.

3.     Balance Sheet Components

Accounts Receivable

      Accounts receivable are stated net of allowances for doubtful accounts of $0.6 million and $0.4 million at the end of fiscal years 2002 and 2001, respectively.

Inventories

      Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

	Fiscal Year-End

	2002	2001

	(Dollars in thousands)
Raw materials and parts	$30,638	$40,776
Work in process	6,507	14,874
Finished goods	2,782	2,028

Total inventories	$39,927	$57,678

      Property, Plant, and Equipment

      The main components of property, plant, and equipment are as follows:

	Fiscal Year-End

	2002	2001

	(Dollars in thousands)
Land and land leaseholds	$26,720	27,109
Buildings	13,521	13,771
Machinery and equipment	54,874	55,158
Leased equipment	3,727	3,914
Construction in progress	986	1,540

	99,828	101,492
Less accumulated depreciation and amortization	(57,350)	(52,820)

Net property, plant and equipment	$42,478	48,672

      Accumulated amortization of equipment under capital lease arrangements was $3.4 and $2.8 million in fiscal years 2002 and 2001, respectively, and related amortization expense is included in depreciation expense on the statement of cash flows.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses

      Accrued expenses are comprised of the following:

	Fiscal Year-End

	2002	2001

	(Dollars in
	thousands)
Payroll and employee benefits	$11,253	10,303
Accrued interest	2,069	2,667
Non-income taxes	1,064	1,360
Other	3,927	3,866

Total accrued expenses	$18,313	18,196

4.     Sale of Solid State Products Division

      On September 26, 2002, the Company sold its Solid State Products Division (“SSPD”) to KMIC Technology, Inc., a company owned by the former management of SSPD. The Company received approximately $0.9 million in cash and a $0.3 million unsecured promissory note. The note bears interest at 12% per annum and is payable as follows: one-third of the principal plus unpaid interest is due October 1, 2003 with the remaining balance payable in eight quarterly installments of principal and interest beginning January 1, 2004 and ending October 1, 2005. The sale resulted in a fourth quarter charge to operations of approximately $3.0 million which represents the net assets sold including approximately $2.5 million in goodwill and costs and expenses of the transaction, net of $0.9 million of cash received from the sale of the operation’s net assets. Due to the uncertainty of ultimate collection, the proceeds from the promissory note will be recognized when the cash payments are received. In connection with the SSPD transaction, the Company agreed, subject to certain limitations and exceptions, to not engage in the manufacture of intermediate power amplifiers for satcom amplifiers (“IPA’s”) for a 3-year period. In addition, the Company agreed to purchase from KMIC Technology Inc. all of its requirements for IPA’s for such 3-year period.

5.     Credit Facility

      During fiscal year 2001, the Company terminated the previous credit agreement and replaced it with a $61.0 million secured credit facility (“Credit Facility”). This new facility consists of a $41.0 million revolving line of credit, with a sub-facility of $10.0 million for letters of credit, which expires December 22, 2004, and a $20.0 million term loan due December 22, 2002. The term loan was prepaid in June 2002. The Credit Facility is secured by substantially all of the assets of CPI and is guaranteed by Holding and all of CPI’s subsidiaries. Availability under the Credit Facility is based upon eligible receivables, machinery and equipment and certain real estate. As of September 27, 2002, CPI had $28.5 million available under the revolving line of credit.

      The revolving line of credit provides for borrowings that will bear interest at a rate equal to LIBOR plus 3.25% per annum or Prime plus 1.75% per annum. Additionally, the terms of the Credit Facility require the Company to maintain certain financial covenants and limit the payment of cash dividends on the Senior Preferred Stock and Junior Preferred Stock. In addition to customary fronting and other fees, CPI pays a fee equal to 1.25% per annum on outstanding but undrawn amounts of letters of credit; and additionally CPI pays customary collateral management fees and a commitment fee of 0.375% per annum on unused facilities under the Credit Facility.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Senior Subordinated Notes

      The $100 million principal amount of Senior Subordinated Notes (“Notes”) matures in 2005 and bears interest at 12% per annum, payable semiannually. The payment of principal of, premium and interest on, and other obligations evidenced by the Notes is subordinated in right of payment, as set forth in the indenture governing the Notes (the “Indenture”), to the prior payment in full of all senior indebtedness (as defined), including indebtedness under the credit facility, whether outstanding on the date of the Indenture or thereafter incurred. CPI’s payment obligations under the Notes are jointly and severally guaranteed by Holding and all of CPI’s subsidiaries.

      The Notes are subject to redemption at the option of CPI, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon to the applicable redemption date, if redeemed during the 12-month period beginning on August 1 of the years indicated as follows

Year	Percentage

2002	103.0%
2003	101.5%
2004 and thereafter	100.0%

      Upon the occurrence of a change of control, each holder of Notes will have the right to require CPI to offer to repurchase all or any part of such holder’s Notes. The Credit Facility currently prohibits CPI from making such an offer. In addition, the Indenture covering the Notes provides for various restrictions, including restrictions on mergers or the sales of CPI’s assets, dividend payments, purchase, redemption, acquisition or retirement of equity interests of CPI or its affiliates, principal payment on any indebtedness of CPI or guarantors that is subordinated to the Notes, the incurrence of certain indebtedness, or the making of any restricted investment, as defined.

7.     Senior Redeemable Preferred Stock

      CPI is authorized to issue up to 325,000 shares of nonvoting Series B 14% Senior Redeemable Exchangeable Cumulative Preferred Stock (the “Senior Preferred Stock”) due 2007, including shares of Senior Preferred Stock which may be used to pay dividends on the Senior Preferred Stock if CPI so elects. Dividends on the Senior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. Beginning August 1, 2000, dividends may be paid only in cash.

      During fiscal year 2002 and 2001, cash dividends of $5.1 million and $4.4 million, respectively were accrued for payment on Senior Preferred Stock. In addition, at a value of $100 per share, CPI paid preferred dividends on its Senior Preferred Stock through the issuance of 38,226 shares in fiscal year 2000.

      The Senior Preferred Stock is redeemable at the option of CPI, in whole or in part from time to time, initially at 107% of the liquidation preference thereof and at decreasing prices thereafter to and including August 1, 2004 and thereafter at 100% of the liquidation preference thereof, together in each case with accumulated and unpaid dividends thereon. The Senior Preferred Stock is subject to mandatory redemption in whole on August 1, 2007 at a price equal to the liquidation preference thereof, plus accumulated and unpaid dividends.

      In the event of a change of control, CPI will be required to make an offer to each holder of shares of Senior Preferred Stock to repurchase all or a portion of such holder’s Senior Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accumulated and unpaid dividends. The Senior Credit Agreement currently prohibits, and the Indenture currently restricts, CPI from making such an offer. In addition, CPI will be required to use the proceeds from certain asset sales to permanently reduce senior

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indebtedness of CPI, to invest in certain related assets or businesses or to offer to repurchase Senior Preferred Stock. Any such repurchases shall be effected at an offer price equal to 100% of the liquidation preference of the shares of Senior Preferred Stock purchased, plus accumulated and unpaid dividends.

      The Restated Certificate of Incorporation of CPI, which governs the rights, preferences, privileges and restrictions of the Senior Preferred Stock contains certain provisions that, among other things, limit the ability of CPI to incur indebtedness, pay dividends, incur liens, make loans or investments, transact with affiliates and engage in mergers and consolidations.

      CPI may, at its option, on any dividend payment date, exchange all, but not less than all, of the outstanding shares of Senior Preferred Stock into 14% Junior Subordinated Notes (the “Exchange Notes”) due 2007, so long as such exchange is permitted by the Credit Facility and the Indenture, in an aggregate principal amount not to exceed the aggregate liquidation preference, plus accumulated and unpaid dividends on the date of exchange. The Exchange Notes will be general unsecured obligations of CPI and will be subordinated to all existing and future senior indebtedness of CPI, including indebtedness under the Credit Facility and the Indenture. Except for terms relating to these subordination provisions, payment of interest on a quarterly basis, optional redemption and the date on which repayment is mandatory (all of which terms would be similar to the terms of Senior Preferred Stock), the terms of the Exchange Notes will be generally identical to the Notes.

8.     Junior Preferred Stock

      CPI is authorized to issue up to 525,000 shares of nonvoting 14% Junior Cumulative Preferred Stock (the “Junior Preferred Stock”) including shares of Junior Preferred Stock which may be used to pay dividends on the Junior Preferred Stock if CPI elects to pay dividends in shares of Junior Preferred Stock. The aggregate liquidation preference of the Junior Preferred Stock issued in connection with the formation of CPI in 1995 was $10.0 million. Dividends on the Junior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before the redemption of the Senior Preferred Stock or the exchange of Senior Preferred Stock into Exchange Notes, CPI is required to pay dividends on the Junior Preferred Stock in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After such redemption or exchange, CPI may, at its option and subject to debt and senior preferred stock covenant restrictions, pay dividends on the Junior Preferred Stock in cash or in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.

      At a value of $100 per share, CPI paid preferred dividends on its Junior Preferred Stock through the issuance of 33,557, 29,243, and 25,484 shares for fiscal years 2002, 2001, and 2000, respectively.

      The Junior Preferred Stock ranks junior in right of payment to all liabilities of CPI and to any preferred stock, including Senior Preferred Stock, that is senior in right of payment to the Junior Preferred Stock and ranks senior in right of payment to any additional preferred stock which does not expressly provide that it ranks senior to or on a parity with the Junior Preferred Stock and the Company’s common stock.

9.     Supplemental Cash Flow Information

      Cash paid for interest was 14.5 million, $18.2 million, and $16.7 million in fiscal years 2002, 2001, and 2000, respectively. Cash paid (refunded) for taxes was $1.2 million, $0.6 million, and $(32,000), in fiscal years 2002, 2001, and 2000, respectively.

      Non-cash financing activities included the following: Dividends on Senior Redeemable Preferred Stock included $5.1 million and $4.4 million of accrued but unpaid preferred dividends in fiscal years 2002 and 2001, respectively and the issuance of 38,226 shares of Senior Redeemable Preferred Stock in fiscal year 2000.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred stock dividends on Junior Preferred Stock was through the issuance of 33,557, 29,243, and 25,484 shares of Junior Preferred Stock during fiscal years 2002, 2001, and 2000, respectively. Amortization of discount and issue costs on the Senior Redeemable Preferred Stock was $0.2 million for each of the fiscal years 2002, 2001, and 2000. Equipment of $0.1 million was acquired under capital leases for fiscal year 2001; no equipment was acquired under capital leases for fiscal years 2002 or 2000.

10.     Leases

      At September 27, 2002, CPI was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. CPI also leases certain computer equipment under capital leases that expire in December 2002. As collateral for these capital leases, CPI has issued letters of credit totaling $0.2 million. As noted in Note 16 — Related Party Transactions, on December 22, 2000, CPI and Holding entered into an operating lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million.

      A summary of future minimum lease payments (in thousands) follows:

	Capital	Operating	Sublease
Fiscal Year	Leases	Leases	Income

2003	$50	$3,341	$210
2004	—	3,067	236
2005	—	2,908	205
2006	—	2,539	100
2007	—	34,953	—

Total future minimum lease payments	50	$46,808	$751

Less amount representing interest, sales tax and additional obligations	5

Present value of future minimum lease payments	45
Less current portion of obligations under capital leases	45

Obligations under capital leases, less current portion	$—

      Real estate taxes, insurance, and maintenance are also obligations of CPI. Rental expense under non-cancelable operating leases amounted to $3.7 million, $3.0 million, and $1.0 million for fiscal years 2002, 2001, and 2000, respectively.

11.     Contingencies

      The amount of outstanding letters of credit provided for under CPI’s Credit Facility was $4.5 million as of September 27, 2002. These outstanding obligations are comprised of the following: $2.5 million related to eight performance bond guarantees, $1.1 million related to a worker’s compensation deductible insurance program, $0.2 million to a lender related to a capital lease arrangement and $0.8 million to various other beneficiaries related primarily to insurance and service contracts.

      Varian Medical Systems, Inc. is currently a defendant in one lawsuit relating to operations prior to the acquisition by the Company of its business from Varian. The Company’s acquisition agreement with Varian provides for Varian’s retention of liability arising out of the above referenced litigation. Accordingly, in the opinion of management, the outcome of that litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of CPI.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Varian has also been named by the Environmental Protection Agency or third parties as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at sites to which Varian is alleged to have shipped manufacturing waste for disposal. Varian is also involved in various stages of environmental investigation and/or remediation under the direction of, or in consultation with, local and/or state agencies at certain facilities of CPI. Uncertainty as to (a) the extent to which Varian caused, if at all, the conditions being investigated; (b) the extent of environmental contamination and risks; (c) the applicability of changing and complex environmental laws; (d) the number and financial viability of other potentially responsible parties; (e) the stage of the investigation and/or remediation; (f) the unpredictability of investigation and/or remediation costs (including as to when they will be incurred); (g) applicable clean-up standards; (h) the remediation (if any) which will ultimately be required; and (i) available technology make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of such activities if undertaken.

      The Company’s acquisition agreement with Varian provides for Varian’s retention of liability arising out of investigative and remedial action and environmental claims for conditions existing as of the closing date at the above-referenced facilities. Accordingly, based on information currently available, management believes that the costs of these matters are not likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

      From time to time, CPI may be subject to other claims that arise in the ordinary course of business. In the opinion of management, as of September 27, 2002, all such matters involve amounts which would not have a material adverse effect on the Company’s consolidated financial position if unfavorably resolved.

12.     Segments and Related Information

      The Company has two reportable segments: vacuum electronic devices (“VEDs”) and satcom equipment. Reportable segments are differentiated based on product. The VED segment is made up of four operating units, which have been aggregated. Each operating unit has a President that reports either to the Chief Operating Officer, who in turns reports to the Chief Executive Officer (“CEO”), or directly to the CEO.

      The CEO evaluates performance and allocates resources to each of these operating units based on the Company’s principal performance measure, earnings before income taxes, interest, depreciation and amortization and certain other non-cash charges (“EBITDA”). These four operating units have similar economic characteristics as measured by EBITDA. The Company’s analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance. In addition, the aggregated units are similar in (i) the nature of their products, (ii) their manufacturing processes, (iii) their customers and, (iv) their distribution and sales methods.

      The VED segment develops, manufactures and distributes high power/high frequency microwave and radio frequency signal components. Its products include linear beam, cavity, power grid, crossed field and magnetron devices. These products are used in the communication, radar, electronic countermeasures, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the vacuum electronic device will be located. Its products are distributed through the Company’s direct sales force, independent sales representatives and distributors.

      The satcom equipment segment manufactures and supplies high power amplifiers and networks for satellite communication uplink and industrial applications. This segment also provides spares, service and other post sales support. These products are distributed through the Company’s direct sales force and independent sales representatives.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales and marketing, finance and administration expenses are allocated to the operating units and are included in the results reported. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment product transfers are recorded at cost.

      Summarized financial information concerning the Company’s reportable segments is shown in the following table. Included in the “Other” column is financial information for the Company’s Solid State Products Division, which was sold on September 26, 2002 and did not meet the quantitative thresholds to be reported separately, and certain unallocated corporate-level operating expenses.

		Satcom
	VEDs	Equipment	Other	Total

	(Dollars in thousands)
Fiscal Year 2002:
Revenues from external customers	$202,978	$45,432	$2,835	$251,245
Intersegment product transfers	12,527	–	952	13,479
EBITDA	37,300	672	(11,333)	26,639
Total Assets	90,831	13,957	42,686	147,474
Capital Expenditures	3,086	87	205	3,378
Fiscal Year 2001:
Revenues from external customers	$203,656	64,819	4,046	272,521
Intersegment product transfers	20,081	–	1,432	21,513
EBITDA	29,183	(4,046)	(8,476)	16,661
Total Assets	109,684	33,015	52,950	195,649
Capital Expenditures	3,522	1,487	779	5,788
Fiscal Year 2000:
Revenues from external customers	$188,800	48,190	6,064	243,054
Intersegment product transfers	9,524	–	1,232	10,756
EBITDA	29,773	(3,348)	(2,806)	23,619
Total Assets	120,012	27,956	79,017	226,985
Capital Expenditures	3,078	996	1,251	5,325

      A reconciliation of EBITDA from reportable segments to Loss before Taxes is as follows:

	Fiscal Year

	2002	2001	2000

	(Dollars in thousands)
Segment EBITDA	$26,639	$16,661	23,619
Less:
Depreciation and amortization	10,645	12,848	15,316
Other	3,033	—	—
Interest expense	14,463	18,646	18,663

Loss before taxes	$(1,502)	$(14,833)	$(10,360)

      Other in the above table represents non-cash charges of $2.5 million resulting from the write-off of goodwill in conjunction with the sale of SSPD and $0.5 million related to impairment of equipment used in the satcom equipment segment.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      CPI’s operations outside of North America consist of sales offices in certain foreign countries. Long-lived assets outside of North America are less than 10% of total consolidated assets. Information about CPI’s sales to geographical regions is presented in the table below. Sales to unaffiliated customers are based on the location of the customer. There are no individual foreign countries in which sales are considered material.

      Sales by geographic area are as follows:

	Fiscal Year

	2002	2001	2000

	(Dollars in thousands)
United States	$175,060	182,637	163,484
All foreign countries	76,185	89,884	79,570

Total Sales	$251,245	272,521	243,054

      CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $43.9 million, $42.8 million and $41.3 million of the Company’s consolidated sales for fiscal years 2002, 2001, and 2000, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

13.	Research and Development

      CPI-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by CPI on research and development are summarized as follows:

	CPI	Customer	Total
	Sponsored	Sponsored	Incurred

	(Dollars in thousands)
Fiscal year 2002	$5,873	5,174	11,047
Fiscal year 2001	5,767	5,012	10,779
Fiscal year 2000	8,690	6,476	15,166

14.	Provision for Income Taxes

      Earnings (loss) before income taxes for domestic and non-U.S. operations is as follows:

	Fiscal Year

	2002	2001	2000

	(Dollars in thousands)
Domestic	$(1,461)	$(9,367)	$(13,985)
Non-U.S	(41)	(5,466)	3,625

Total	$(1,502)	$(14,833)	$(10,360)

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense is comprised of the following:

	Fiscal Year

	2002	2001	2000

	(Dollars in thousands)
Current
U.S. federal	$1,601	$(8,730)	$—
State	225	10	—
Non-U.S	(767)	310	943

Total Current	1,059	(8,410)	943

Deferred
U.S. federal	2,389	9,350	—
State	1,085	2,994	—
Non-U.S	26	(984)	289

Total Deferred	3,500	11,360	289

Income tax expense	$4,559	$2,950	$1,232

      The significant components of the CPI’s deferred tax assets and liabilities are as follows:

	Fiscal Year-End

	2002	2001

	(Dollars in thousands)
Deferred tax assets:
Inventory and other reserves	$8,116	$6,708
Accrued vacation	1,474	1,721
Deferred compensation and other accruals	474	727
Foreign jurisdictions, net	1,154	2,953
Net operating loss and credit carryforwards	2,059	6,498

Gross deferred tax assets	13,277	18,607
Valuation allowance	(11,769)	(11,943)

Total deferred tax assets	1,508	6,664
Deferred tax liabilities:
Accelerated depreciation	(1,507)	(3,164)
Foreign jurisdictions, net	(1)	—

Total deferred tax liabilities	(1,508)	(3,164)

Net deferred tax asset	$—	$3,500

      The provision for income tax expense for fiscal year 2002 consists of current federal and deferred income tax expense resulting from a net decrease in deferred tax assets. The state income tax expense consists of current income tax expense and deferred tax expense resulting from a net decrease in deferred tax assets. The foreign income tax benefit results from current refund receivables in the foreign jurisdictions.

      Management has established a full valuation allowance for the portion of deferred tax assets for which realization is uncertain. This allowance has been established based on the uncertainty of using net operating losses and various tax credits. In assessing the realizability of deferred tax assets, management considers

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The valuation allowance for deferred tax assets as of September 27, 2002 was $11.8 million. The net change in the total valuation allowance for the year ended September 27, 2002 and September 28, 2001, was a decrease of $0.2 million and an increase of $5.5 million, respectively.

      As of September 27, 2002, the Company has fully utilized the net operating loss carryforwards for federal income tax and has approximately $8.5 million in state operating loss carryforwards available to reduce future income subject to income taxes. State net operating loss carryforwards expire beginning in 2003.

      As of September 27, 2002, the Company has foreign tax credit carryforwards for federal income tax purposes of $0.9 million, and manufacturers’ investment credit for California income tax purposes of approximately $0.9 million available to reduce future federal and California income taxes. Foreign tax credit carryforwards expire beginning in 2003. The California credit will carryforward indefinitely.

      The Internal Revenue code of 1986 substantially restricts the ability of a corporation to utilize existing net operating losses in the event of an “ownership change” of the corporation. The Company has not yet determined if such an ownership change has occurred. If such an ownership change has occurred, then the utilization of the net operating losses will be subject to an annual limitation in future years.

      The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

	Fiscal Year

	2002	2001	2000

Statutory federal income tax benefit rate	(35.0)%	(35.0)%	(35.0)%
Net operating loss not utilized	—	—	30.7
Foreign tax rate differential	(48.2)	2.2	11.9
State taxes	56.6	20.2	—
Non-deductible expenses	12.0	26.1	0.6
Change in valuation allowance	318.1	5.7	—
Other	—	0.7	3.7

Effective tax rate	303.5%	19.9%	11.9%

15.	Retirement and Profit Sharing Plans

      CPI provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The plans provide for CPI to contribute an amount based on a percentage of each participant’s base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and CPI matching contributions to the Non-Qualified Plan are always 100% vested. The deferred compensation liability amounted to approximately $0.1 million and $0.4 million as of September 27, 2002 and September 28, 2001, respectively.

      Total CPI contributions to these plans were $2.7 million, $2.7 million and $2.8 million for fiscal years 2002, 2001, and 2000, respectively.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      CPI’s bonus program provides incentive bonuses to management if certain performance goals are achieved. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, cash flow and asset utilization.

16.	Related Party Transactions

Sale-leaseback transaction with Holding

      On December 22, 2000, a sale-leaseback transaction related to CPI’s facilities in San Carlos, California was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real estate, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million. The promissory note matures in December 2009, and provides for interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding’s option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matured June 1, 2002. During fiscal year 2002, the loan was extended until June 1, 2003 and $0.2 million of principal was repaid. The loan bears interest at LIBOR plus 4.25% and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property. CPI realized a gain on the sale of the property of approximately $8.5 million that is being recognized over the twenty year lease term. Intercompany accounts and transactions associated with this sale-leaseback transaction have been eliminated in consolidation.

Holding Summary

      CPI’s related party transactions with Holding consist of the following (in thousands);

	Fiscal Year-End

	2002	2001

Note receivable from Holding	$5,750	$5,750
Net accounts payable to Holding	$670	$446
Deferred income on sale-leaseback
Current portion	$424	$425
Deferred portion	$7,311	$7,735
Shareholder loan	$1,223	$1,181

	Fiscal Year

	2002	2001

Rent expense	$2,450	$1,838
Interest income on note receivable	$891	$690
Interest income on shareholder loan	$42	$48
Realized gain on sale of property	$424	$317

              Stockholder Loans

      In connection with Holding’s 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by delivery of a secured

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

promissory note to Holding. Holding owes CPI for the amount of unpaid promissory notes, plus accrued interest, that is owed to Holdings by Holdings’ shareholders.

      The aggregate principal amount of such Management Notes was $0.9 million as of September 27, 2002. Of this amount, $0.7 million is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $0.2 million is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the “Applicable Federal Rate” in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note. The Board of Directors has extended the due dates of all past and future scheduled interest and principal payments on these Management Notes until the Management Notes are due in 2004 or upon Board request, whichever comes first.

              Outside Advisors

      Holding and CPI have entered into a management services agreement with Leonard Green & Partners, L.P. to pay $0.4 million, plus out-of-pocket expenses, annually to an advisor group, which is an affiliate of Holding’s majority shareholder. Certain individuals who are stockholders of the general partner of this advisor group are members of the Board of Directors of Holding and CPI. The management services agreement provides for management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities.

17.	Holding Data

      Holding has guaranteed CPI’s senior debt obligations. Other than the following, the consolidated balance sheets of Holding as of September 27, 2002 and September 28, 2001 are substantially identical to that of CPI and its subsidiaries: (i) the presentation of CPI’s preferred stock as minority interest and the components of stockholders’ equity of Holding, and (ii) the transactions associated with the San Carlos real estate purchase and related financing and leaseback arrangements, as noted in Note 16 — Related Party Transactions.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The consolidated balance sheets of Holding are summarized as follows (in thousands, except per share amounts):

	Fiscal Year-End

	2002	2001

Assets
Current assets	$75,225	113,060
Long-term assets	79,937	91,007

Total assets	$155,162	204,067

Liabilities and Stockholders’ Equity
Current liabilities	$74,124	91,012
Long-term debt and deferred taxes	100,000	120,090

Total liabilities	174,124	211,102
Senior Redeemable Preferred Stock of subsidiary	28,693	28,479
Junior Preferred Stock of subsidiary	25,449	22,094
Stockholders’ Equity:
Common stock ($.01 par value, 6,500,000 shares authorized; 4,908,172 shares issued and outstanding as of 2002 and 2001.)	49	49
Additional paid-in capital	19,111	19,111
Accumulated deficit	(91,041)	(75,587)
Less stockholder loans	(1,223)	(1,181)

Total liabilities and stockholders’ equity	$155,162	204,067

      Separate financial statements of CPI’s direct and indirect subsidiaries, all of which guarantee the Notes, are not included because (i) these subsidiaries are jointly and severally liable for the Notes and (ii) the separate financial statements and other disclosures concerning these subsidiaries are not deemed by CPI to be material to investors.

18.	Quarterly Financial Data (Unaudited)

	Quarter Ended

	Sept. 27,	June 28,	Mar. 29,	Dec. 28,	Sept. 28,	June 29,	Mar. 30,	Dec. 29,
	2002	2002	2002	2001	2001	2001	2001	2000

Sales	$59,613	$64,792	$60,612	$66,228	$72,851	$72,724	$66,570	$60,376
Gross profit	$15,287	$16,664	$12,946	$14,159	$8,115	$15,653	$12,623	$12,798
Net loss	$(2,567)	$(1,052)	$(1,760)	$(682)	$(10,475)	$(1,600)	$(3,394)	$(2,314)

SCHEDULE II

COMMUNICATIONS & POWER INDUSTRIES

HOLDING CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

	(In thousands)
Fiscal year 2000:
Allowance for doubtful accounts receivable	$1,143	523	(869)	797
Fiscal year 2001:
Allowance for doubtful accounts receivable	$797	355	(717)	435
Fiscal year 2002:
Allowance for doubtful accounts receivable	$435	331	(189)	577

SCHEDULE II

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

	(In thousands)
Fiscal year 2000:
Allowance for doubtful accounts receivable	$1,143	523	(869)	797
Fiscal year 2001:
Allowance for doubtful accounts receivable	$797	355	(717)	435
Fiscal year 2002:
Allowance for doubtful accounts receivable	$435	331	(189)	577

EXHIBIT INDEX

Exhibit
No.	Description

2.1(1)	Stock Sale Agreement between CPI (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian dated as of June 9, 1995.
2.2(1)	First Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.
2.3(1)	Second Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.
3.1(1)	Restated Certificate of Incorporation of CPI filed with the Delaware Secretary of State on August 11, 1995.
3.2(7)	Amended and Restated Bylaws of CPI dated March 19, 2002.
3.3(1)	Certificate of Incorporation of Holding.
3.4(1)	Bylaws of Holding.
4.1(1)	Indenture among CPII Acquisition, Holding, the other guarantors of the Notes (the “Guarantors”) and U.S. Trust Company of California, N.A., relating to the Notes dated as of August 11, 1995.
4.2(1)	First Supplemental Indenture among CPI, Holding, the other Guarantors and U.S. Trust Company of California, N.A., relating to the Notes dated as of August 11, 1995.
4.3(1)	Form of Notes (included in Exhibit 4.1, Exhibit A).
4.4(1)	Form of Indenture between CPI and Shawmut Bank Connecticut, National Association, relating to the Exchange Notes.
4.5(1)	Form of Exchange Note (included in Exhibit 4.5, Exhibit A).
4.6(2)	Form of Second Supplemental Indenture among CPI, Holding, the other Guarantors and U.S. Trust Company of California, N.A., relating to the Notes.
10.1(6)	Loan and Security Agreement by and among CPI as borrower, the other obligors named therein, the lenders that are signatories hereto as the senders, and Foothill Capital Corporation as the arranger and administrative agent, dated as of December 15, 2000.
10.2(6)	Intellectual Property Security Agreement between CPI and Foothill Capital Corporation as Agent for the Lenders dated December 15, 2000.
10.3(6)	Stock Pledge and Security Agreement by CPI to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders dated December 15, 2000.
10.4(6)	Stock Pledge and Security Agreement by Holding and various CPI subsidiaries to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.
10.5(6)	Environmental Indemnity Agreement for the benefit of Foothill Capital Corporation, as agent for itself and the other lenders and the lenders, dated December 15, 2000.
10.6(6)	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among CPI, First American Title Company and Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.
10.7(6)	Guaranty and Security Agreement in favor of Foothill Capital Corporation as Agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors, Foothill and the other lenders named herein, dated December 15, 2000.

Exhibit
No.	Description

10.8(6)	Continuing Guaranty in favor of Foothill Capital Corporation, as agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors named therein, Foothill and the other lenders named herein, dated December 15, 2000.
10.9(6)	Intercreditor Agreement among the CPI Parties and Foothill Capital Corporation, as agent for itself and other lenders, dated December 15, 2000.
10.10(6)	Fourth Amendment of Lease by and between The Board of Trustees of the Leland Stanford Junior University and CPI, dated December 15, 2000.
10.11(6)	Loan Agreement between Holding and Wells Fargo Bank, National Association, executed as of December 15, 2000.
10.11.1(8)	Modification Agreement of Secured Loan between Holding and Wells Fargo Bank, National Association, dated June 1, 2002.
10.12(6)	Promissory Note Secured by Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated December 15, 2000.
10.12.1(8)	Amended and Restated Promissory Note Secured by Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated June 1, 2002.
10.13(6)	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among Holding, American Securities Company and Wells Fargo Bank, National Association, dated December 15, 2000.
10.13.1(8)	Memorandum of Modification Agreement Amending Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated June 1, 2002.
10.14(6)	Subordination Agreement by CPI and Holding in favor of Wells Fargo Bank, National Association, dated December 15, 2000.
10.14.1(8)	Junior Lienor’s Consent and Subordination Agreement by CPI in favor of Wells Fargo Bank, National Association, dated June 1, 2002.
10.15(6)	Hazardous Materials Indemnity Agreement by Holding in favor of Wells Fargo Bank, National Association, dated December 15, 2000.
10.16(6)	Unsecured Promissory Note by Holding in favor of CPI, dated December 15, 2000.
10.17(6)	Lease dated as of December 1, 2000 by and between Holding, as lessor, and CPI, as lessee.
10.18(1)	Cross License Agreement between CPI and Varian dated as of August 10, 1995.
10.19(1)	Trademark License Agreement between CPI and Varian dated as of August 10, 1995.
10.20(1)	Purchase Agreement among CPII Acquisition, Holding, the other Guarantors and the initial purchasers of the Series A Senior Subordinated Notes (the “Initial Notes Purchasers”) dated as of August 11, 1995.
10.21(1)	Purchase Agreement among CPII Acquisition, Holding and the initial purchaser of the Series A Senior Preferred Stock (the “Initial Senior Preferred Stock Purchaser”) dated as of August 11, 1995.
10.22(1)	A/ B Exchange Registration Rights agreement among CPI (as successor by merger to CPII Acquisition), Holding, the other Guarantors and the Initial Notes Purchasers dated as of August 11, 1995.
10.23(1)	Amendment to A/ B Exchange Registration Rights Agreement among CPI, Holding, the other Guarantors and the Initial Notes Purchasers dated as of August 11,1995.
10.24(1)	A/ B Exchange Registration Rights Agreement between CPI (as successor by merger to CPII Acquisition) and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995.

Exhibit
No.	Description

10.25(1)	Amendment to A/ B Exchange Registration Rights Agreement between CPI and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995.
10.26(1)	Holding Common Stock Registration Rights Agreement by and among Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.
10.27(1)	Stockholders Agreement by and among Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.
10.28(1)	Stock Subscription Agreement among Holding, CPII Acquisition Corp. and GEI II dated as of August 11, 1995.
10.29(1)	Management Services Agreement among CPI, Holding and Leonard Green & Partners, L.P. dated as of August 11, 1995.
10.30(1)	1995 Holding Management Equity Plan (including Form of Management Subscription and Stockholders Agreement).
10.32(5)	Communications & Power Industries 2000 Stock Option Plan.
10.33(5)	Form of Stock Option Agreement.
10.34(1)	Assignment and Assumption of Lessee’s Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc., Varian Associates, Inc. and CPI.
10.35(1)	Sublease (Unit 8, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.
10.36(1)	Sublease (Building 4, Palo Alto) dated as of August 10, 1995 between CPI, as Sublessee, Varian Associates, Inc., as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor.
10.37	Employment Agreement for O. Joe Caldarelli dated March 19, 2002.
10.38	Employment Agreement for Robert A. Fickett dated September 30, 2002.
10.39	Employment Agreement for Joel A. Littman dated September 30, 2002.
21(1)	Subsidiaries of CPI and Holding.
99.1	Certification of the Chief Executive Officer of Holding pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of Holding pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Executive Officer of CPI pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Certification of the Chief Financial Officer of CPI pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to CPI’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995.

(2)	Incorporated by reference to Amendment No. 3 to CPI’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on November 9, 1995.

(3)	Incorporated by reference to Amendment No. 1 to CPI’s Registration Statement on Form S-1 (Registration Statement No. 33-96858), filed on October 25, 1995.

(4)	Incorporated by reference to CPI’s Annual Report on Form 10-K, filed on December 29, 1999.

(5)	Incorporated by reference to CPI’s Annual Report on Form 10-K, filed on December 28, 2000.

(6)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, filed on February 12, 2001.

(7)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, filed on May 13, 2002.

(8)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, filed on August 9, 2002.