Form 10-Q
period 2003-01-03
COMMUNICATIONS & POWER INDUSTRIES INC; COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP
filed 2003-02-13
CIK 1000564, 1000654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 33-96858-01	Commission file number: 33-96858
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION	COMMUNICATIONS & POWER INDUSTRIES, INC
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	Delaware (State or Other Jurisdiction of Incorporation or Organization)
77-0407395 (I.R.S. Employer Identification No.)	77-0405693 (I.R.S. Employer Identification No.)
811 Hansen Way Palo Alto, California 94303-1110 (650) 846-2900 (Address of Principal Executive Offices and Telephone Number, Including Area Code)	811 Hansen Way Palo Alto, California 94303-1110 (650) 846-2900 (Address of Principal Executive Offices and Telephone Number, Including Area Code)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: Communications & Power Industries Holding Corporation: 4,908,172 shares of Common Stock, $.01 par value, at February 3, 2003. Communications & Power Industries, Inc.: 1 share of Common Stock, $.01 par value, at February 3, 2003.

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4: CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
SIGNATURES AND CERTIFICATION
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3
EXHIBIT 99.4

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
Consolidated Condensed Balance Sheets, January 3, 2003 and September 27, 2002	2
Consolidated Condensed Statements of Operations for the 14-week period ended January 3, 2003 and the 13-week period ended December 28, 2001	3
Consolidated Condensed Statements of Cash Flows for the 14-week period ended January 3, 2003 and the 13-week period ended December 28, 2001	4
Notes to Consolidated Condensed Financial Statements	8
COMMUNICATIONS & POWER INDUSTRIES, INC.
Consolidated Condensed Balance Sheets, January 3, 2003 and September 27, 2002	5
Consolidated Condensed Statements of Operations for the 14-week period ended January 3, 2003 and the 13-week period ended December 28, 2001	6
Consolidated Condensed Statements of Cash Flows for the 14-week period ended January 3, 2003 and the 13-week period ended December 28, 2001	7
Notes to Consolidated Condensed Financial Statements	8
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4: CONTROLS AND PROCEDURES	20
PART II: OTHER INFORMATION	21
SIGNATURES AND CERTIFICATIONS	22

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	January 3,	September 27,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$12,925	2,724
Accounts receivable, net	31,122	29,937
Inventories	35,818	39,927
Other current assets	3,580	2,637

Total current assets	83,445	75,225
Property, plant, and equipment, net	54,567	55,846
Goodwill	19,149	19,149
Intangibles, net	1,425	1,613
Debt issue costs, net	3,246	3,329

Total assets	$161,832	155,162

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities	1
Current portion of capital leases	$18	45
Mortgage financing	17,500	17,750
Accounts payable	10,665	14,111
Accrued expenses	19,147	17,304
Product warranty	5,081	4,823
Income taxes payable	4,363	2,959
Accrued dividends payable	10,940	9,538
Advance payments from customers	11,955	7,594

Total current liabilities	79,669	74,124
Senior subordinated notes	100,000	100,000

Total liabilities	179,669	174,124

Senior Redeemable Preferred Stock of CPI	28,747	28,693

Junior Preferred Stock of CPI	26,363	25,449

Commitments and contingencies
Stockholders’ Deficit
Common stock	49	49
Additional paid-in capital	19,111	19,111
Accumulated deficit	(90,875)	(91,041)
Stockholder loans	(1,232)	(1,223)

Net stockholders’ deficit	(72,947)	(73,104)

Total liabilities, preferred stock and stockholders’ deficit	$161,832	155,162

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	14-Week	13-Week
	period ended	period ended
	January 3,	December 28,
	2003	2001

Sales	$61,626	66,228
Cost of sales	44,936	52,069

Gross profit	16,690	14,159

Operating costs and expenses:
Research and development	1,445	1,255
Selling and marketing	3,924	3,946
General and administrative	3,878	4,587

Total operating costs and expenses	9,247	9,788

Operating income	7,443	4,371
Other income	267	—
Interest expense	(3,670)	(4,725)

Income (loss) before taxes	4,040	(354)
Income tax expense	1,504	680

Net income (loss)	2,536	(1,034)
Preferred dividends:
Senior redeemable preferred stock	1,402	1,194
Junior preferred stock	914	796

Net income (loss) attributable to common stock	$220	(3,024)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	14-Week	13-Week
	period ended	period ended
	January 3,	December 28,
	2003	2001

OPERATING ACTIVITIES
Net cash provided by operating activities	$10,995	9,815

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(263)	(664)

Net cash used in investing activities	(263)	(664)

FINANCING ACTIVITIES
Repayments on capital leases	(27)	(257)
Payment of debt issue costs	(254)	—
Repayment of revolving credit facility	—	(8,307)
Repayment of mortgage financing	(250)	—

Net cash used in financing activities	(531)	(8,564)

NET INCREASE IN CASH AND CASH EQUIVLENTS	10,201	587
Cash and cash equivalents at beginning of period	2,724	2,903

Cash and cash equivalents at end of period	$12,925	3,490

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	January 3,	September 27,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$12,925	2,724
Accounts receivable, net	31,122	29,937
Inventories	35,818	39,927
Other current assets	3,580	2,637

Total current assets	83,445	75,225
Property, plant, and equipment, net	41,359	42,478
Goodwill	19,149	19,149
Intangibles, net	1,425	1,613
Debt issue costs, net	3,203	3,259
Note receivable from parent	5,750	5,750

Total assets	$154,331	147,474

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion of capital leases	$18	45
Accounts payable	10,665	14,111
Accrued expenses	19,997	18,313
Product warranty	5,081	4,823
Income taxes payable	4,445	2,964
Accrued dividends payable	10,940	9,538
Advance payments from customers	11,955	7,594

Total current liabilities	63,101	57,388
Senior subordinated notes	100,000	100,000
Deferred income on sale-leaseback	7,205	7,311

Total liabilities	170,306	164,699

Senior Redeemable Preferred Stock	28,747	28,693

Commitments and contingencies
Stockholders’ Deficit:
Junior preferred stock	2	2
Common stock	—	—
Additional paid-in capital	45,522	44,608
Accumulated deficit	(89,014)	(89,305)
Stockholder loans	(1,232)	(1,223)

Net stockholders’ deficit	(44,722)	(45,918)

Total liabilities, senior redeemable preferred stock and stockholders’ deficit	$154,331	147,474

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	14-Week	13-Week
	period ended	period ended
	January 3,	December 28,
	2003	2001

Sales	$61,626	66,228
Cost of sales	44,936	52,069

Gross profit	16,690	14,159

Operating costs and expenses:
Research and development	1,445	1,255
Selling and marketing	3,924	3,946
General and administrative	4,222	4,933

Total operating costs and expenses	9,591	10,134

Operating income	7,099	4,025
Other income	267	—
Interest expense	(3,124)	(4,197)

Income (loss) before taxes	4,242	(172)
Income tax expense	1,581	510

Net income (loss)	2,661	(682)
Preferred dividends:
Senior redeemable preferred stock	1,402	1,194
Junior preferred stock	914	796

Net income (loss) attributable to common stock	$345	(2,672)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	14-Week	13-Week
	period ended	period ended
	January 3,	December 28,
	2003	2001

OPERATING ACTIVITIES
Net cash provided by operating activities	$10,745	9,815

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(263)	(664)

Net cash used in investing activities	(263)	(664)

FINANCING ACTIVITIES
Repayments on capital leases	(27)	(257)
Payment of debt issue costs	(254)	—
Repayments on revolving credit facility	—	(8,307)

Net cash used in financing activities	(281)	(8,564)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,201	587
Cash and cash equivalents at beginning of period	2,724	2,903

Cash and cash equivalents at end of period	$12,925	3,490

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Communications & Power Industries Holding Corporation (“Holding”) and Communications & Power Industries, Inc. (“CPI”, both companies together referred to as the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 27, 2002. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the complete fiscal year 2003.

2. Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

	January 3,	September 27,
(In thousands)	2003	2002

Raw materials and parts	$28,805	30,638
Work in process	4,342	6,507
Finished goods	2,671	2,782

Total inventories	$35,818	39,927

3. Supplemental Cash Flow Information

	Holding		CPI

	14-Week Period	13-Week Period	14-Week Period	13-Week Period
	Ended January 3,	Ended December 28,	Ended January 3,	Ended December 28,
(In millions)	2003	2001	2003	2001

Cash Payments
Interest payments	$0.5	$1.2	$0.1	$0.9
Tax payments	$0.0	$0.2	$0.0	$0.2
Non-cash Financing
Unpaid cash dividends on senior preferred stock	$1.4	$1.2	$1.4	$1.2

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

4. Segments and Related Information

The Company has two reportable segments: vacuum electronic devices (“VEDs”) and satcom equipment. Management evaluates performance and allocates resources based on earnings before income taxes, interest, depreciation and amortization (“EBITDA”).

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Included in the “Other” column is financial information for the Company’s Solid State Products Division, which was sold in September 2002, and did not meet the quantitative thresholds to be reported separately, and certain unallocated corporate-level operating expenses. Intersegment product transfers are recorded at cost.

		Satcom
(In thousands)	VED's	Equipment	Other	Total

For the 14-Week Period Ended January 3, 2003:
Revenues from external customers	$50,956	10,586	84	61,626
Intersegment product transfers	2,207	—	—	2,207
EBITDA — Holding	9,608	1,298	(1,479)	9,427
EBITDA — CPI	9,608	1,298	(1,983)	8,923
For the 13-Week Period Ended December 28, 2001:
Revenues from external customers	$51,329	15,861	(962)	66,228
Intersegment product transfers	2,259	—	76	2,335
EBITDA — Holding	8,073	281	(889)	7,465
EBITDA — CPI	8,073	281	(1,398)	6,956

A reconciliation of EBITDA from reportable segments to Income (loss) before taxes is as follows:

	Holding		CPI

	14-Week Period	13-Week Period	14-Week Period	13-Week Period
	Ended January 3,	Ended December 28,	Ended January 3,	Ended December 28,
(In thousands)	2003	2001	2003	2001

Segment EBITDA	$9,427	7,465	$8,923	6,956
Less:
Depreciation and amortization	1,717	3,094	1,557	2,931
Interest expense	3,670	4,725	3,124	4,197

Income (loss) before taxes	$4,040	(354)	$4,242	(172)

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Sales by geographic area to unaffiliated customers (based on the location of customer) are as follows:

	14-Week	13-Week
	Period Ended	Period Ended
(In thousands)	January 3,	December 28,
	2003	2001

United States	$38,036	49,817
All foreign countries	23,590	16,411

Total Sales	$61,626	66,228

CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $11.5 million and $10.0 million of the Company’s consolidated sales for the 14-week period ended January 3, 2003 and the 13-week period ended December 28, 2001, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

5. Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, in August 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, in October 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company adopted these Statements on September 28, 2002. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends SFAS Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted this Statement on September 28, 2002. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123.” SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Since the Company intends to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of SFAS 148 will not have an effect on its financial condition or results of operations. However, the Company will provide the additional disclosures required by SFAS 148 beginning in the second quarter of fiscal year 2003.

6. Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be reviewed for impairment annually or more frequently if certain indicators arise. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated lives and be reviewed for impairment. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 and ceased amortization of its goodwill, beginning in fiscal year 2003.

Upon adoption of SFAS No. 142, the Company performed a transitional goodwill impairment evaluation to assess whether goodwill was impaired as of the date of adoption. Based on the results of the first step of the transitional goodwill impairment test it was determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in connection with the adoption of SFAS No. 142. Also upon adoption of SFAS No. 142, as required by SFAS No. 141, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and no significant changes were deemed necessary.

Goodwill

As of January 3, 2003 and September 27, 2002, the Company had $19.1 million of goodwill, $13.4 million of which has been allocated to the VED segment and $5.7 million of which has been allocated to the satcom equipment segment. There were no changes in the carrying amount of goodwill for the quarter ended January 3, 2003.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

The following table presents the impact of adopting SFAS No. 142 on net income (loss) had the standard been in effect for the comparable period of fiscal year 2002.

	Holding		CPI

	14-Week Period	13-Week Period	14-Week Period	13-Week Period
	Ended January 3,	Ended December 28,	Ended January 3,	Ended December 28,
(In thousands)	2003	2001	2003	2001

Net income (loss) as reported	$2,536	(1,034)	$2,661	(682)
Adjustments:
Goodwill amortization, net of tax	—	321	—	321

Adjusted net income (loss)	$2,536	(713)	$2,661	(361)

Intangible Assets

As of January 3, 2003 and September 27, 2002, the Company had $1.9 million of intangible assets at cost, with accumulated amortization of $0.5 million and $0.3 million, respectively. Amortization of intangible assets for the fiscal quarters ended January 3, 2003 and December 28, 2001 was approximately $0.2 million and $0.1 million, respectively. Amortization expense for these intangible assets is projected to be approximately $0.4 million per year through fiscal year 2006.

7. Amendment to Credit Facility

In December 2002, the Company amended its credit facility to increase the maximum amount of its revolving credit line by $20.0 million (the amount of a prepaid term loan formerly outstanding under the same credit facility) from $41.0 million to $61.0 million and to extend the expiration date from December 22, 2004 to May 31, 2005. The credit facility continues to be secured by substantially all of the assets of CPI and guaranteed by Holding and all of CPI’s subsidiaries. Availability under the revolving credit facility continues to be based upon eligible receivables, machinery and equipment and certain real estate.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward-Looking Statements

This document contains forward-looking statements that relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Overview

The following discussion reflects the condensed consolidated results of Holding, which are materially consistent with those of CPI except as identified below and should be read in conjunction with the condensed consolidated financial statements and notes thereto:

The Company serves the communications, radar, electronic countermeasures, industrial, medical and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses (“satcom”) and broadcast sectors. The Company defines and discusses its orders and sales trends by the end markets to more clearly relate its business to outside investors. Internally, however, the Company is organized into five operating units that are differentiated based on products. Four of these operating units comprise the Company’s vacuum electronic device (“VED”) segment. The Company also has a satellite communications equipment segment. Segment data is included in Note 4 of the Notes to Consolidated Condensed Financial Statements.

The Company’s fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30. Fiscal year 2003 will be comprised of the 53-week period ended October 3, 2003, and fiscal year

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

2002 was comprised of the 52-week period ended September 27, 2002. The first quarter of fiscal year2003 was comprised of 14 weeks, whereas the first quarter of fiscal year 2002 was comprised of 13 weeks.

Orders during the first quarter of fiscal year 2003 were $75.3 million, as compared to $71.4 million for the first quarter of fiscal year 2002. This increase of $3.9 million for the quarter reflects a higher demand for products in the communications, electronic countermeasures and medical markets, offset somewhat by decreases in orders for the Company’s remaining three markets. This quarter’s communication orders demonstrated the first quarter-on-quarter increase in over a year. The increase of $3.1 million or 15.4% from the first quarter of fiscal year 2002 is due primarily to the receipt of a large order from a direct-to-home service supplier. The increase in communication orders is not expected to be sustained in the upcoming quarters as the Company believes that communication companies are continuing to maintain their capital spending at the moderate rates we have seen in the last several quarters. Electronic countermeasures orders for the first quarter of fiscal year 2003 were $11.5 million, an increase of $9.4 million from the first quarter of fiscal year 2002. The increase is due primarily to timing of order releases from quarter to quarter by OEM’s and government logistics agencies, and annual orders in this market are expected to be consistent with fiscal year 2002 levels. Medical orders increased by $1.6 million to $7.3 million in the first quarter of fiscal year 2003 as compared to the first quarter of fiscal year 2002. Radar, industrial and scientific orders decreased by $2.1 million, $2.8 million and $5.3 million, respectively, from the first quarter of 2002 to the first quarter of 2003 due principally to fluctuations in the timing of order receipts, with several significant orders received in the first quarter of fiscal year 2002 which were not repeated in the first quarter of 2003. Overall, incoming order levels fluctuate significantly on a quarterly basis and a particular quarter’s order rate may not be indicative of future order levels. In addition, the Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of January 3, 2003, the Company had an order backlog of $159.0 million, representing approximately eight months of sales, compared to an order backlog of $157.0 million, or approximately seven-and-a-half months of sales, as of December 28, 2001. Order backlog increased during the first quarter of fiscal year 2003 by $13.9 million from $145.1 million at the end of fiscal year 2002.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates in preparing its financial statements and related disclosures in conformity with accounting principles generally accepted in the United States. The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended September 27, 2002. The following critical accounting policies are those policies that management believes affect its more significant estimates and assumptions used in preparation of its consolidated financial statements.

Revenue Recognition

The estimated sales values of performance under certain contracts to commercial customers and U. S. Government fixed-price and fixed-price incentive contracts are recognized under the percentage of completion method of accounting. When applying the percentage of completion

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

method, the Company relies on estimates of total expected contract revenue and costs. Recognized revenues and profit are subject to revisions as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period in which they become determinable. Sales under cost-reimbursement contracts, primarily research and development contracts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. Government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

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

Warranty Reserves

The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation at the time of sale as an additional cost of product. Management’s estimates are based on historical costs for warranty, and are adjusted when circumstances indicate that future costs are expected to vary from historical levels. If actual product failure rates or material usage incurred differs from the Company’s estimates, then revisions to the estimated warranty liability would be required.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, excluding intangible assets which are covered by SFAS 142, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

amount to future net cash flows expected to be generated from the operation and sale of long-lived assets. If such assets are considered to be impaired, the Company’s carrying value is reduced to its estimated fair value. Adverse changes in the customers and markets served by the Company could result in future impairments of long-lived assets.

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company performed a goodwill impairment test in the first quarter of fiscal year 2003, upon adoption of SFAS No. 142. The Company plans to perform another goodwill impairment test during the fourth quarter of the 2003 fiscal year, or earlier if an event or circumstance indicates that an impairment loss has occurred. Goodwill and certain other corporate assets and liabilities are assigned to the reporting units which are consistent with the Company’s operating divisions. The fair value of the reporting units are then compared to the carrying value to determine if there is any potential impairment. The process of evaluating potential impairment is subjective and requires judgements regarding revenue forecasts, discount rates, and weighted average cost of capital among other things. Adverse changes in the industries served by the Company, customer demand or other market conditions could result in future impairments of goodwill.

Results of Operations

Sales. Sales for the first quarter of fiscal year 2003 were $61.6 million, a decrease of $4.6 million, or 6.9%, from the same period in fiscal year 2002. This decrease is attributable to the fact that sales in the communications market for the first quarter of fiscal year 2002 included the final units of the XM Radio project, which contributed sales of approximately $5.0 million.

Gross Margin. Gross margins for the first quarter of fiscal year 2003 were 27.1%, an increase of 5.7% from the first quarter of fiscal year 2002. The increase is attributable to a more favorable product mix, negotiated reductions in component costs and gains in production efficiencies.

Operating Costs and Expenses. Operating costs and expenses were $9.2 million, or 15.0 % of sales, for the first quarter of fiscal year 2003 as compared to $9.8 million, or 14.8 % of sales, for the first quarter of fiscal year 2002. In absolute dollars, the decrease of $0.6 million can be attributed to decreased general and administrative costs resulting from the absence of goodwill amortization upon adoption of SFAS 142 and cost-cutting measures, offset in part by increased research and development expenses.

EBITDA. Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)1 for the first quarter of fiscal year 2003 were $9.4 million, or 15.3% of sales, compared to $7.5 million, or 11.3% of sales, for the first quarter of fiscal year 2002. This increase in EBITDA can be attributed primarily to the improvement in gross margins as discussed above.

[1]	EBITDA is presented because some investors may use it as a financial indicator of the ability to service or incur indebtedness. EBITDA should not be considered as an alternative to net earnings (loss) or cash flow from operations, or as a measure of operating results, or liquidity.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Other Income. Other income of $0.3 million in the first quarter of fiscal year 2003 represents the Company’s portion of the fair value of stock received from its life and disability insurance provider resulting from the insurance company’s 2001 demutualization.

Net Income (Loss). Net income was $2.5 million for the first quarter of fiscal year 2003 compared to a net loss of $1.0 million for the corresponding period of fiscal year 2002. The increase in the Company’s net income from the first quarter of fiscal year 2002 can be attributed to improved operating income as discussed above and reduced interest expense resulting from lower outstanding debt, offset in part by an increase in tax expense resulting from the Company’s return to profitability in fiscal year 2003.

Differences between Holding and CPI. CPI’s operating results differ from those of Holding due to a sale-leaseback transaction between CPI and Holding which took place in December 2000. In the first quarter of fiscal year 2003, CPI’s income before taxes was $4.2 million, which was approximately $0.2 million higher than Holdings’ income before taxes of $4.0 million. As a result of the sale-leaseback transaction, operating costs for CPI were approximately $0.3 million higher than those of Holding due to rental payments paid by CPI to Holding for use of the San Carlos facility offset by amortization of the deferred gain on the sale-leaseback and additional depreciation on the San Carlos facility. Interest expense, net, for CPI was approximately $0.5 million lower than that of Holding. The decrease primarily relates to the fact that Holding’s interest expense includes interest paid on the mortgage financing of the San Carlos facility combined with CPI’s interest income on a note receivable from Holding. All other operations data for CPI is consistent with Holding’s operations data for the first quarter of fiscal year 2003.

Financial Condition

The Company generated positive cash flows from operating activities during the first quarter of fiscal year 2003 as well as each quarter of fiscal year 2002. Cash flows provided by operating activities for the first quarter of fiscal year 2003 were $11.0 million, an increase of $1.2 million from the $9.8 million provided by operating activities during the first quarter of fiscal year 2002. The incremental positive cash flow was generated primarily from cash generated from operating earnings, further reductions in inventories and increased advance payments from customers, offset by decreases in accounts payable.

Investing activities were comprised principally of purchases of property, plant and equipment totaling $0.3 million for the first quarter of fiscal year 2003. Purchases of property, plant and equipment were down $0.4 million from $0.7 million in the first quarter of fiscal year 2002. The Company currently anticipates that capital expenditure requirements for fiscal year 2003 will be approximately $3.5 million, similar to the amounts spent in fiscal years 2002 and 2001.

Financing activities during the first quarter of fiscal year 2003 were related to a principal payment of $0.3 million made on the mortgage financing held by Holding related to the San Carlos facility and debt issuance costs related to an amendment of the Company’s credit facility.

In December 2002, the Company amended its credit facility to increase the maximum amount of its revolving credit line by $20.0 million (the amount of a prepaid term loan formerly outstanding under the

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

same credit facility) from $41.0 million to $61.0 million and to extend the expiration date from December 22, 2004 to May 31, 2005. The credit facility continues to be secured by substantially all of the assets of CPI and guaranteed by Holding and all of CPI’s subsidiaries. Availability under the revolving credit facility continues to be based upon eligible receivables, machinery and equipment and certain real estate

As of January 3, 2003, the Company had $27.7 million available under its revolving line of credit.

The following is a summary of certain obligations and commitments of the Company as of January 3, 2003:

	Due in Fiscal Years

					2007 and
(In thousands)	2003	2004	2005	2006	Thereafter	Total

Debt obligations, including capital lease obligations	$17,518	—	100,000	—	—	117,518
Noncancellable operating leases	668	617	458	89	41	1,873
Senior Redeemable Preferred Stock	—	—	—	—	28,747	28,747

Total cash obligations	$18,186	617	100,458	89	28,788	148,138

Standby letters of credit	$2,075	2,211	11	—	—	4,297

Holding’s short-term debt includes mortgage financing of $17.5 million that expires on June 1, 2003. Restrictions in the Senior Subordinated Notes Indenture and in the Company’s credit facility prohibit CPI from distributing cash to Holding to satisfy this obligation. Management expects to either refinance this obligation or to enter into a sale or other transaction with respect to this property.

In connection with the sale of the Company’s Solid State Products Division (“SSPD”) in September 2002 to KMIC Technology, Inc., a company owned by the former management of SSPD, the Company was required to provide a $100,000 letter of credit as a partial guarantee for the new company’s leased facilities. The guarantee expires in November 2003.

CPI’s financial condition differs from that of Holding, as discussed above, in that CPI’s debt obligations and financing activities do not include $17.5 million of mortgage financing due in 2003. This mortgage financing resulted from Holding’s purchase of the San Carlos facility from CPI in a sale-leaseback transaction which took place in December 2000. In connection with the sale-leaseback transaction, CPI entered into a non-cancelable lease with Holding for the San Carlos real property for a term of twenty years with a fixed annual rent of $2.45 million.

Generally, there can be no assurance that the combination of cash generated by operations, borrowing availability from the Company’s credit facility and additional collateral-based financing will be sufficient to meet the Company’s cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company will adopt one or more alternatives, such as reducing or delaying

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

capital expenditures, reducing discretionary costs, and attempting to negotiate an increase to the Company’s borrowing capacity under its line of credit.

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123.” SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Since the Company intends to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of SFAS 148 will not have an effect on its financial condition or results of operations. However, the Company will provide the additional disclosures required by SFAS 148 beginning in the second quarter of fiscal year 2003.

Risk Factors

You should carefully consider the various risks and uncertainties that impact the Company’s business and the other information in this report and the Company’s other filings with the SEC before you decide to invest in the Company or to maintain or increase your investment. Such risks and uncertainties include, but are not limited to, the following: product demand and market acceptance risks; the effect of general economic conditions; the impact of competitive products and pricing; new product development and commercialization; technological difficulties and the ability to increase margins; production interruptions due to power shutdowns and volatility in energy costs; U.S. Government export policies; changes in Governmental appropriations, national defense policies and availability of Government funds; changes in environmental regulation and legislation; availability of certain critical materials and raw material price fluctuations; the Company’s significant leverage; the Company’s ability to generate the significant amount of cash needed to service its debt; and the Company’s ability to obtain financing in the future. Any of the foregoing factors could cause the Company’s business, results of operations, or financial condition to suffer, and actual results could differ materially from those expected.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk disclosures set forth in its Annual Report on Form 10-K for the fiscal year ended September 27, 2002, have not changed materially.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are being filed as part of this report:

Exhibit No.	Description

10.1	Amendment Number One to Loan and Security Agreement by and among CPI as borrower, the other obligors named as signatories therein, the lenders that are signatories as lenders, and Foothill Capital Corporation as the arranger and administrative agent, dated as of December 16, 2002.
99.1	Certification of the Chief Executive Officer of Holding pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of Holding Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Executive Officer of CPI pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Certification of the Chief Financial Officer of CPI pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended January 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli Chief Executive Officer Date: February 12, 2003

By:	/s/ Joel Littman

Joel Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: February 12, 2003

CERTIFICATION

I, O. Joe Caldarelli, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Communications & Power Industries Holding Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003	Signature:	/s/ O. Joe Caldarelli

O. Joe Caldarelli, Chief Executive Officer

CERTIFICATION

I, Joel A. Littman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Communications & Power Industries Holding Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003	Signature:	/s/ Joel A. Littman

Joel A. Littman, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES, INC.

By:	/s O. Joe Caldarelli

O. Joe Caldarelli Chief Executive Officer Date: February 12, 2003

By:	/s/ Joel Littman

Joel Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: February 12, 2003

CERTIFICATION

I, O. Joe Caldarelli, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Communications & Power Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

7.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003	Signature:	/s/ O. Joe Caldarelli

O. Joe Caldarelli, Chief Executive Officer

CERTIFICATION

I, Joel A. Littman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Communications & Power Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

7.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 12, 2003	Signature:	/s/ Joel A. Littman

Joel A. Littman, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment Number One to Loan and Security Agreement by and among CPI as borrower, the other obligors named as signatories therein, the lenders that are signatories as lenders, and Foothill Capital Corporation as the arranger and administrative agent, dated as of December 16, 2002.
99.1	Certification of the Chief Executive Officer of Holding pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of Holding Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Executive Officer of CPI pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Certification of the Chief Financial Officer of CPI pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.