Form 10-Q
period 2003-04-04
COMMUNICATIONS & POWER INDUSTRIES INC; COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP
filed 2003-05-12
CIK 1000564, 1000654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 33-96858-01	Commission file number: 33-96858

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION	COMMUNICATIONS & POWER INDUSTRIES, INC.

(Exact Name of Registrant as Specified in Its Charter) Delaware (State or Other Jurisdiction of Incorporation or Organization)	(Exact Name of Registrant as Specified in Its Charter) Delaware (State or Other Jurisdiction of Incorporation or Organization)
77-0407395	77-0405693
(I.R.S. Employer Identification No.) 811 Hansen Way	(I.R.S. Employer Identification No.) 811 Hansen Way
Palo Alto, California 94303-1110 (650) 846-2900	Palo Alto, California 94303-1110 (650) 846-2900
(Address of Principal Executive Offices and Telephone Number, Including Area Code)	(Address of Principal Executive Offices and Telephone Number, Including Area Code)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b). Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: Communications & Power Industries Holding Corporation: 5,008,172 shares of Common Stock, $.01 par value, at April 28, 2003. Communications & Power Industries, Inc.: 1 share of Common Stock, $.01 par value, at April 28, 2003.

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
CERTIFICATION
EXHIBIT INDEX
EXHIBIT 10.32.1
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3
EXHIBIT 99.4

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
Consolidated Condensed Balance Sheets, April 4, 2003 and September 27, 2002	2
Consolidated Condensed Statements of Operations for the 13-week periods ended April 4, 2003 and March 29, 2002	3
Consolidated Condensed Statements of Operations for the 27-week period ended April 4, 2003 and the 26-week period ended March 29, 2002	4
Consolidated Condensed Statements of Cash Flows for the 27-week period ended April 4, 2003 and the 26-week period ended March 29, 2002	5
Notes to Consolidated Condensed Financial Statements	10
COMMUNICATIONS & POWER INDUSTRIES, INC.
Consolidated Condensed Balance Sheets, April 4, 2003 and September 27, 2002	6
Consolidated Condensed Statements of Operations for the 13-week periods ended April 4, 2003 and March 29, 2002	7
Consolidated Condensed Statements of Operations for the 27-week period ended April 4, 2003 and the 26-week period ended March 29, 2002	8
Consolidated Condensed Statements of Cash Flows for the 27-week period ended April 4, 2003 and the 26-week period ended March 29, 2002	9
Notes to Consolidated Condensed Financial Statements	10
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4: CONTROLS AND PROCEDURES	28
PART II: OTHER INFORMATION	29
SIGNATURES AND CERTIFICATIONS	30

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands - unaudited)

	April 4,	September 27,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$19,267	2,724
Accounts receivable, net	34,310	29,937
Inventories	35,377	39,927
Other current assets	3,559	2,637

Total current assets	92,513	75,225
Property, plant, and equipment, net	53,659	55,846
Goodwill	19,149	19,149
Intangibles, net	1,330	1,613
Debt issue costs, net	2,938	3,329

Total assets	$169,589	155,162

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion of capital leases	$—	45
Mortgage financing	17,500	17,750
Accounts payable	15,055	14,111
Accrued expenses	16,735	17,304
Product warranty	5,073	4,823
Income taxes payable	5,900	2,959
Accrued dividends payable	12,392	9,538
Advance payments from customers	12,081	7,594

Total current liabilities	84,736	74,124
Senior subordinated notes	100,000	100,000

Total liabilities	184,736	174,124

Senior Redeemable Preferred Stock of CPI	28,800	28,693

Junior Preferred Stock of CPI	27,308	25,449

Commitments and contingencies
Stockholders’ Deficit
Common stock	50	49
Additional paid-in capital	19,220	19,111
Accumulated deficit	(89,285)	(91,041)
Stockholder loans	(1,240)	(1,223)

Net stockholders’ deficit	(71,255)	(73,104)

Total liabilities, preferred stock and stockholders’ deficit	$169,589	155,162

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands - unaudited)

	13-Week	13-Week
	period ended	period ended
	April 4,	March 29,
	2003	2002

Sales	$67,897	60,612
Cost of sales	47,213	47,666

Gross profit	20,684	12,946

Operating costs and expenses:
Research and development	1,574	1,517
Selling and marketing	3,845	3,639
General and administrative	4,264	4,556

Total operating costs and expenses	9,683	9,712

Operating income	11,001	3,234
Interest expense	(3,576)	(3,814)

Income (loss) before taxes	7,425	(580)
Income tax expense	3,385	1,153

Net income (loss)	4,040	(1,733)
Preferred dividends:
Senior redeemable preferred stock	1,452	1,292
Junior preferred stock	945	824

Net income (loss) attributable to common stock	$1,643	(3,849)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands - unaudited)

	27-Week	26-Week
	period ended	period ended
	April 4,	March 29,
	2003	2002

Sales	$129,523	126,840
Cost of sales	92,149	99,735

Gross profit	37,374	27,105

Operating costs and expenses:
Research and development	3,019	2,772
Selling and marketing	7,769	7,585
General and administrative	8,142	9,143

Total operating costs and expenses	18,930	19,500

Operating income	18,444	7,605
Other income	267	—
Interest expense	(7,246)	(8,539)

Income (loss) before taxes	11,465	(934)
Income tax expense	4,889	1,833

Net income (loss)	6,576	(2,767)
Preferred dividends:
Senior redeemable preferred stock	2,854	2,486
Junior preferred stock	1,859	1,620

Net income (loss) attributable to common stock	$1,863	(6,873)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands - unaudited)

	27-Week	26-Week
	period ended	period ended
	April 4,	March 29,
	2003	2002

OPERATING ACTIVITIES
Net cash provided by operating activities	$17,941	20,579

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(918)	(1,372)

Net cash used in investing activities	(918)	(1,372)

FINANCING ACTIVITIES
Repayments on capital leases	(45)	(520)
Payment of debt issue costs	(295)	—
Repayment of revolving credit facility	—	(17,787)
Repayment of mortgage financing	(250)	—
Proceeds from the sale of common stock	110	—

Net cash used in financing activities	(480)	(18,307)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,543	900
Cash and cash equivalents at beginning of period	2,724	2,903

Cash and cash equivalents at end of period	$19,267	3,803

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	April 4,	September 27,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$19,267	2,724
Accounts receivable, net	34,310	29,937
Inventories	35,377	39,927
Other current assets	3,559	2,637

Total current assets	92,513	75,225
Property, plant, and equipment, net	40,579	42,478
Goodwill	19,149	19,149
Intangibles, net	1,330	1,613
Debt issue costs, net	2,920	3,259
Note receivable from parent	5,750	5,750

Total assets	$162,241	147,474

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion of capital leases	$—	45
Accounts payable	15,055	14,111
Accrued expenses	17,831	18,313
Product warranty	5,073	4,823
Income taxes payable	6,037	2,964
Accrued dividends payable	12,392	9,538
Advance payments from customers	12,081	7,594

Total current liabilities	68,469	57,388
Senior subordinated notes	100,000	100,000
Deferred income on sale-leaseback	7,099	7,311

Total liabilities	175,568	164,699

Senior Redeemable Preferred Stock	28,800	28,693

Commitments and contingencies
Stockholders’ Deficit:
Junior preferred stock	2	2
Common stock	—	—
Additional paid-in capital	46,468	44,608
Accumulated deficit	(87,357)	(89,305)
Stockholder loans	(1,240)	(1,223)

Net stockholders’ deficit	(42,127)	(45,918)

Total liabilities, senior redeemable preferred stock and stockholders’ deficit	$162,241	147,474

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands - unaudited)

	13-Week	13-Week
	period ended	period ended
	April 4,	March 29,
	2003	2002

Sales	$67,897	60,612
Cost of sales	47,213	47,666

Gross profit	20,684	12,946

Operating costs and expenses:
Research and development	1,574	1,517
Selling and marketing	3,845	3,639
General and administrative	4,644	4,898

Total operating costs and expenses	10,063	10,054

Operating income	10,621	2,892
Interest expense	(3,074)	(3,329)

Income (loss) before taxes	7,547	(437)
Income tax expense	3,440	1,323

Net income (loss)	4,107	(1,760)
Preferred dividends:
Senior redeemable preferred stock	1,452	1,292
Junior preferred stock	945	824

Net income (loss) attributable to common stock	$1,710	(3,876)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands - unaudited)

	27-Week	26-Week
	period ended	period ended
	April 4,	March 29,
	2003	2002

Sales	$129,523	126,840
Cost of sales	92,149	99,735

Gross profit	37,374	27,105

Operating costs and expenses:
Research and development	3,019	2,772
Selling and marketing	7,769	7,585
General and administrative	8,866	9,831

Total operating costs and expenses	19,654	20,188

Operating income	17,720	6,917
Other income	267	—
Interest expense	(6,198)	(7,526)

Income (loss) before taxes	11,789	(609)
Income tax expense	5,021	1,833

Net income (loss)	6,768	(2,442)
Preferred dividends:
Senior redeemable preferred stock	2,854	2,486
Junior preferred stock	1,859	1,620

Net income (loss) attributable to common stock	$2,055	(6,548)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands - unaudited)

	27-Week	26-Week
	period ended	period ended
	April 4,	March 29,
	2003	2002

OPERATING ACTIVITIES
Net cash provided by operating activities	$17,801	20,579

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(918)	(1,372)

Net cash used in investing activities	(918)	(1,372)

FINANCING ACTIVITIES
Repayments on capital leases	(45)	(520)
Payment of debt issue costs	(295)	—
Repayments on revolving credit facility	—	(17,787)

Net cash used in financing activities	(340)	(18,307)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,543	900
Cash and cash equivalents at beginning of period	2,724	2,903

Cash and cash equivalents at end of period	$19,267	3,803

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

2.     Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

	April 4,	September 27,
(In thousands)	2003	2002

Raw materials and parts	$28,525	30,638
Work in process	3,640	6,507
Finished goods	3,212	2,782

Total inventories	$35,377	39,927

3.     Accrued Warranty

The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations. The following table reconciles the changes in the Company’s accrued warranty:

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

	13-Week	13-Week	27-Week	26-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	April 4,	March 29,	April 4,	March 29,
	2003	2002	2003	2002

Beginning accrued warranty	$5,081	4,210	$4,823	4,225
Cost of warranty claims	(1,428)	(1,703)	(2,728)	(3,394)
Accruals for product warranty	1,420	1,628	2,978	3,304

Ending accrued warranty	$5,073	4,135	$5,073	4,135

4.     Supplemental Cash Flow Information

	Holding		CPI

	27-Week	26-Week	27-Week	26-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	April 4,	March 29,	April 4,	March 29,
(In millions)	2003	2002	2003	2002

Cash Payments
Interest payments	$6.8	$8.2	$6.1	$7.7
Tax payments	$1.9	$0.5	$1.9	$0.5
Non-cash Financing
Unpaid cash dividends on senior preferred stock	$2.9	$2.5	$2.9	$2.5

5.     Segments and Related Information

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

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

		Satcom
(In thousands)	VED’s	Equipment	Other	Total

For the 13-Week Period Ended April 4, 2003:
Revenues from external customers	$57,564	10,849	(516)	67,897
Intersegment product transfers	4,305	—	—	4,305
EBITDA – Holding	13,567	1,086	(2,055)	12,598
EBITDA – CPI	13,567	1,086	(2,563)	12,090

For the 13-Week Period Ended March 29, 2002:
Revenues from external customers	$47,530	11,044	2,038	60,612
Intersegment product transfers	2,610	—	550	3,160
EBITDA – Holding	8,116	(54)	(1,866)	6,196
EBITDA – CPI	8,116	(54)	(2,369)	5,693

For the 27-Week Period Ended April 4, 2003:
Revenues from external customers	$108,520	21,435	(432)	129,523
Intersegment product transfers	6,512	—	—	6,512
EBITDA – Holding	23,175	2,384	(3,534)	22,025
EBITDA – CPI	23,175	2,384	(4,546)	21,013

For the 26-Week Period Ended March 29, 2002:
Revenues from external customers	$98,859	26,905	1,076	126,840
Intersegment product transfers	4,869	—	626	5,495
EBITDA – Holding	16,189	227	(2,755)	13,661
EBITDA – CPI	16,189	227	(3,767)	12,649

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

A reconciliation of EBITDA from reportable segments to Income (loss) before taxes is as follows:

	Holding		CPI

	13-Week	13-Week	13-Week	13-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	April 4,	March 29,	April 4,	March 29,
(In thousands)	2003	2002	2003	2002

Segment EBITDA	$12,598	6,196	$12,090	5,693
Less:
Depreciation and amortization	1,597	2,962	1,469	2,801
Interest expense	3,576	3,814	3,074	3,329

Income (loss) before taxes	$7,425	(580)	$7,547	(437)

	Holding		CPI

	27-Week	26-Week	27-Week	26-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	April 4,	March 29,	April 4,	March 29,
(In thousands)	2003	2002	2003	2002

Segment EBITDA	$22,025	13,661	$21,013	12,649
Less:
Depreciation and amortization	3,314	6,056	3,026	5,732
Interest expense	7,246	8,539	6,198	7,526

Income (loss) before taxes	$11,465	(934)	$11,789	(609)

Sales by geographic area to unaffiliated customers (based on the location of customer) are as follows:

	13-Week	13-Week	27-Week	26-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	April 4,	March 29,	April 4,	March 29,
(In thousands)	2003	2002	2003	2002

United States	$48,216	42,972	$86,252	92,789
All foreign countries	19,681	17,640	43,271	34,051

Total Sales	$67,897	60,612	$129,523	126,840

CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $14.2 million and $10.3 million of the Company’s consolidated sales for the 13-week period ended April 4, 2003 and March 29, 2002, respectively. Sales to this customer were $25.7 million and $20.3 million of the Company’s consolidated sales for the 27-week period ended April 4, 2003 and the 26-week period ended March 29, 2002, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

6.     Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, in August 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, in October 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company adopted these Statements on September 28, 2002. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement amends SFAS Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted this Statement on September 28, 2002. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 will be applied prospectively for exit and disposal activities initiated after December 31, 2002. Adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS 123.” SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Since the Company intends to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of SFAS No. 148 will not have an effect on its financial condition or results of operations. However, the Company has provided the additional disclosures required by SFAS No. 148 beginning in the second quarter of fiscal year 2003.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first interim or annual reporting period beginning after June 15, 2003. The Company does not believe that there are any variable interests that would qualify as a variable interest entity and therefore does not expect adoption of FIN 46 to have an effect on its consolidated results of operations or financial position.

7.     Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be reviewed for impairment annually, or more frequently if certain indicators arise. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated lives and be reviewed for impairment. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 and ceased amortization of its goodwill, beginning in fiscal year 2003.

Upon adoption of SFAS No. 142, the Company performed a transitional goodwill impairment evaluation to assess whether goodwill was impaired as of the date of adoption. Based on the results of the first step of the transitional goodwill impairment test, it was determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in connection with the adoption of SFAS No. 142. Also upon adoption of SFAS No. 142, as required by SFAS No. 141, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and no significant changes were deemed necessary.

Goodwill

As of April 4, 2003 and September 27, 2002, the Company had $19.1 million of goodwill, $13.4 million of which has been allocated to the VED segment and $5.7 million of which has been allocated to the satcom equipment segment. There were no changes in the carrying amount of goodwill for the quarter or six-month period ended April 4, 2003.

The following table presents the impact of adopting SFAS No. 142 on net income (loss) if such standard

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

had been in effect for the 13-week and 26-week periods ended March 29, 2002.

	Holding		CPI

	13-Week	13-Week	13-Week	13-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	April 4,	March 29,	April 4,	March 29,
(In thousands)	2003	2002	2003	2002

Net income (loss) as reported	$4,040	(1,733)	$4,107	(1,760)
Adjustments:
Goodwill amortization, net of tax	—	321	—	321

Adjusted net income (loss)	$4,040	(1,412)	$4,107	(1,439)

	Holding		CPI

	27-Week	26-Week	27-Week	26-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	April 4,	March 29,	April 4,	March 29,
(In thousands)	2003	2002	2003	2002

Net income (loss) as reported	$6,576	(2,767)	$6,768	(2,442)
Adjustments:
Goodwill amortization, net of tax	—	642	—	642

Adjusted net income (loss)	$6,576	(2,125)	$6,768	(1,800)

Intangible Assets

As of April 4, 2003 and September 27, 2002, the Company had $1.9 million of intangible assets at cost, with accumulated amortization of $0.6 million and $0.3 million, respectively. Amortization of intangible assets for the 27-week period ended April 4, 2003 and the 26-week period ended March 29, 2002 was approximately $0.3 million and $0.3 million, respectively. Amortization expense for these intangible assets is projected to be approximately $0.4 million per year through fiscal year 2006.

8.     Stock-Based Compensation Plans

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000. Since the exercise price of options granted under such plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under the Company’s stock option plan. If compensation cost for the Company’s stock-based compensation plan had been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) would have changed to the pro forma amounts indicated below:

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

	Holding		CPI

	13-Week	13-Week	13-Week	13-Week
	Period Ended	Period Ended	Period Ended	Period Ended
(In thousands)	April 4,	March 29,	April 4,	March 29,
	2003	2002	2003	2002

Net income (loss) as reported	$4,040	(1,733)	$4,107	(1,760)
Deduct:
Stock-based compensation determined under fair value based method, net of tax	37	(14)	37	(14)

Pro forma net income (loss)	$4,077	(1,747)	$4,144	(1,774)

	Holding		CPI

	27-Week	26-Week	27-Week	26-Week
	Period Ended	Period Ended	Period Ended	Period Ended
(In thousands)	April 4,	March 29,	April 4,	March 29,
	2003	2002	2003	2002

Net income (loss) as reported	$6,576	(2,767)	$6,768	(2,442)
Deduct:
Stock-based compensation determined under fair value based method, net of tax	68	(29)	68	(29)

Pro forma net income (loss)	$6,644	(2,796)	$6,836	(2,471)

For the 13-week and 27-week periods ended April 4, 2003, the positive deduction for stock-based compensation determined under the fair value method is due to the actual forfeiture rate exceeding the estimated forfeiture rate for employee stock options granted in prior periods.

9.      Amendment to Credit Facility

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

COMMUNICATION & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATION & POWER INDUSTRIES, INC.,
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

The information in this report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s securities. We urge you to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

Overview

The following discussion reflects the condensed consolidated results of Holding, which are materially consistent with those of CPI except as identified below and should be read in conjunction with the condensed consolidated financial statements and notes thereto:

The Company serves the communications, radar, electronic countermeasures, industrial, medical and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses (“satcom”) and broadcast sectors. The Company defines and discusses its orders and sales trends by the end markets to more clearly relate its business to outside investors. Internally, however, the Company is organized into five operating units that are differentiated based on products. Four of these operating units comprise the Company’s vacuum electronic device (“VED”) segment. The Company also has a satellite communications equipment segment. Segment data is included in Note 5 of the Notes to Consolidated Condensed Financial Statements.

The Company’s fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30. Fiscal year 2003 will be comprised of the 53-week period ended October 3, 2003, and fiscal year 2002 was comprised of the 52-week period ended September 27, 2002. The second quarter of fiscal year 2003 and fiscal year 2002 were both comprised of 13 weeks. The first six months of fiscal year 2003

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

was comprised of a 27-week period ended April 4, 2003 while the first six months of fiscal year 2002 was comprised of a 26-week period ended March 29, 2002.

Orders during the second quarter of fiscal year 2003 were $89.9 million, as compared to $65.3 million for the second quarter of fiscal year 2002. The increase of $24.6 million, or 37.7%, compared to the same quarter of fiscal year 2002, primarily reflects a higher demand for products in the communications, radar, and medical markets. Communications orders for the second quarter of fiscal year 2003 were $25.0 million, an increase of $5.9 million from the second quarter of fiscal year 2002. The increase is due primarily to the receipt of two large orders from direct-to-home service suppliers. The increase in communication orders is not expected to be sustained in the upcoming quarters, as the Company believes that communication companies will continue to maintain their capital spending at the moderate rates that we have seen in recent years. Radar orders for the second quarter of fiscal year 2003 were $37.2 million, an increase of $16.4 million from the second quarter of fiscal year 2002. The increase is due primarily to an increase in spares and repair orders for logistic agencies. In addition, the Company’s annual order receipt for Aegis VED’s was awarded earlier in fiscal year 2003 compared to fiscal year 2002. Medical orders increased by $2.5 million to $17.4 million in the second quarter of fiscal year 2003, as compared to $14.9 million in the second quarter of fiscal year 2002. Medical orders increased due to a few large orders for VED’s that are used in cancer therapy systems. Orders in the Company’s remaining market segments were essentially unchanged from the second quarter of fiscal year 2002.

Orders for the six months ended April 4, 2003 were $165.2 million, an increase of $28.5 million, or 20.8% from $136.7 million in the comparable period of fiscal year 2002. The increase primarily reflects a higher demand for products in the communications, radar, electronic countermeasures and medical markets. Communication orders have increased $9.0 million from the first six months of fiscal year 2002 due principally to large orders from direct-to-home service suppliers. The increase in communication orders is not expected to be sustained in the upcoming quarters, as the Company believes that communication companies will continue to maintain their capital spending at the moderate rates that we have seen in recent years. Radar orders, which have increased by $14.3 million from fiscal year 2002, have been buoyed by spares and repair orders for logistics agencies as discussed above. Orders in the electronic countermeasures market have increased $9.3 million from the first six months of fiscal year 2002 due primarily to timing of order releases from quarter to quarter by OEM’s and government logistics agencies. Annual orders in this market are expected to be consistent with fiscal year 2002 levels. Medical orders increased by $4.1 million from the first six months of fiscal year 2002, due primarily to a few large orders in the second quarter for VED’s used in cancer therapy systems. These increases were offset in part by declines in the industrial and scientific markets of $3.8 million and $4.4 million, respectively, from the comparable period of fiscal year 2002. The decline in these markets compared to fiscal year 2002 can be attributed to significant one-time orders received by the Company in fiscal year 2002. Overall, incoming order levels fluctuate significantly on a quarterly basis, and a particular quarter’s order rate may not be indicative of future order levels. In addition, the Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized as sales.

As of April 4, 2003, the Company had an order backlog of $180.5 million, representing approximately eight-and-a-half months of sales, compared to an order backlog of $158.7 million, or approximately seven-and-a-half months of sales, as of March 29, 2002. Since the end of fiscal year 2002, order backlog

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

has increased by $35.4 million from $145.1 million at September 27, 2002.

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

Revenue Recognition

The estimated sales values of performance under certain contracts to commercial customers and U. S. Government fixed-price and fixed-price incentive contracts are recognized under the percentage of completion method of accounting. When applying the percentage of completion method, the Company relies on estimates of total expected contract revenue and costs. Recognized revenues and profit are subject to revisions as the contract progresses towards completion. Revisions in profit estimates are charged to income in the period in which they become determinable. Sales under cost-reimbursement contracts, primarily for research and development efforts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. Government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

Allowance for Doubtful Accounts

The Company monitors the creditworthiness of its customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, economic conditions and historical experience. If collectibility is considered uncertain, then the Company will record a reserve to reduce the receivable to the amount considered collectable. If circumstances change, then further adjustments could be required.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, excluding intangible assets which are covered by SFAS No. 142, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to future net cash flows expected to be generated from the operation and sale of long-lived assets. If such assets are considered to be impaired, the Company’s carrying value is reduced to its estimated fair value. Adverse changes in the customers and markets served by the Company could result in future impairments of long-lived assets.

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company performed a goodwill impairment test in the first quarter of fiscal year 2003, upon adoption of SFAS No. 142. The Company plans to perform another goodwill impairment test during the fourth quarter of the 2003 fiscal year, or earlier if an event or circumstance indicates that an impairment loss has occurred. Goodwill and certain other corporate assets and liabilities are assigned to the reporting units which are consistent with the Company’s operating divisions. The fair value of the reporting units are then compared to the carrying value to determine if there is any potential impairment. The process of evaluating potential impairment is subjective and requires judgments regarding revenue forecasts, discount rates, and weighted average cost of capital among other things. Adverse changes in the industries served by the Company, customer demand or other market conditions could result in future impairments of goodwill.

Results of Operations

Second Quarter of Fiscal Year 2003 Compared to the Second Quarter of Fiscal Year 2002

Sales. Sales for the second quarter of fiscal year 2003 were $67.9 million, an increase of $7.3 million, or 12.0%, from the same period in fiscal year 2002. The second quarter sales increase is primarily due to increased spending by the U.S Department of Defense for VED’s that are sold in the radar and electronic countermeasure markets. In addition, there was also an increase in shipments of x-ray generators and VED’s for the medical market.

Gross Margin. Gross profit was $20.7 million in the second quarter of fiscal year 2003, an increase of $7.8 million, or 59.7%, from $12.9 million in the second quarter of fiscal year 2002. As a percentage of

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

sales, gross profit was 30.5% in the second quarter of fiscal year 2003, compared to 21.4% from the second quarter of fiscal year 2002.

The increase in gross profit as a percentage of sales resulted primarily from gains in production efficiencies from the increase in sales volume, a favorable product mix, higher pricing for certain products and production efficiencies in CPI’s Satcom operation resulting from its relocation in 2001 and 2002 to Ontario, Canada. In addition, gross profit for fiscal year 2003 does not include lower margin products from the Solid State Products Division (SSPD) that was sold in September of 2002.

Operating Costs and Expenses. Operating costs and expenses were $9.7 million, or 14.3 % of sales, for the second quarter of fiscal year 2003 as compared to $9.7 million, or 16.0 % of sales, for the second quarter of fiscal year 2002. In absolute dollars, the decrease in goodwill amortization upon adoption of SFAS No. 142, and elimination of SSPD operating expenses was offset by increased research and development expenses, insurance costs and employee performance incentive costs.

Income Tax Expense. Income tax expense for the second quarter of fiscal year 2003 was $3.4 million compared to $1.2 million for the second quarter of fiscal year 2002. The effective income tax rates were 46% and 199% for the second quarter of fiscal year 2003 and 2002, respectively. The change in income tax expense is primarily due to an increase in profitability and the U.S tax expense related to the sale of the Satcom Division to Canada in fiscal year 2002. In both 2003 and 2002, income tax expense included a full valuation allowance on deferred tax assets because of the uncertainty of realizing the deferred tax assets.

EBITDA. Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal year 2003 was $12.6 million, or 18.6% of sales, compared to $6.2 million, or 10.2% of sales, for the second quarter of fiscal year 2002. This increase in EBITDA can be attributed primarily to the improvement in gross margins as discussed above. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income (loss), net earnings (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company believes that EBITDA is also used by some investors as a measure of its ability to service indebtedness. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For reconciliation of EBITDA to Income (loss) before taxes, see footnote 5 of the Financial Statements included in Item 1 above.

Net Income (Loss). Net income was $4.0 million for the second quarter of fiscal year 2003 compared to a net loss of $1.7 million for the second quarter of fiscal year 2002. The increase in the Company’s net income from the second quarter of fiscal year 2002 can be attributed to improved operating income as

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

discussed above and reduced interest expense resulting from less outstanding debt, which is offset by an increase in tax expense resulting from the increase in profitability in fiscal year 2003.

Differences between Holding and CPI. CPI’s operating results differ from those of Holding due to a sale-leaseback transaction between CPI and Holding which took place in December 2000. In the second quarter of fiscal year 2003, CPI’s income before taxes was $7.5 million, which was approximately $0.1 million higher than Holdings’ income before taxes of $7.4 million. As a result of the sale-leaseback transaction, operating costs for CPI were approximately $0.4 million higher than those of Holding because of rental payments paid by CPI to Holding for use of the San Carlos facility offset by amortization of the deferred gain on the sale-leaseback and additional depreciation on the San Carlos facility. Interest expense, net, for CPI was approximately $0.5 million lower than that of Holding. The difference in interest expense primarily relates to the fact that Holding’s interest expense includes interest paid on the mortgage financing of the San Carlos facility, which is combined with CPI’s interest income on a note receivable from Holding. All other operations data for CPI is consistent with Holding’s operations data for the second quarter of fiscal year 2003.

First Six Months of Fiscal Year 2003 Compared to the First Six Months of Fiscal Year 2002

Sales. Sales for the first six months of fiscal year 2003 were $129.5 million, an increase of $2.7 million, or 2.1%, from the same period in fiscal year 2002. The sales increase is primarily due to increased spending by the U.S Department of Defense for VED’s that are sold in the radar and electronic countermeasure markets. In addition, there was also an increase in shipments of x-ray generators and VED’s for the medical market. The increased sales in these markets was somewhat offset by decreases in sales to the communications, industrial and scientific market segments.

Gross Margin. Gross profit was $37.4 million in the first six months of fiscal year 2003 and $27.1 million in the first six months of fiscal year 2002, an increase of 38.0%. As a percentage of sales, gross profit was 28.9% in the first six months of fiscal year 2003, compared to 21.4% from the first six months of fiscal year 2002.

The increase in gross profit as a percentage of sales resulted primarily from gains in production efficiencies from the increase in sales volume, a favorable product mix, higher pricing for certain products, and production efficiencies in CPI’s Satcom operation resulting from its relocation in 2001 and 2002 to Ontario, Canada. In addition, gross profit for fiscal year 2003 does not include lower margin products from the Solid State Products Division (SSPD) that was sold in September of 2002.

Operating Costs and Expenses. Operating costs and expenses were $18.9 million, or 14.6 % of sales, for the first six months of fiscal year 2003 as compared to $19.5 million, or 15.4 % of sales, for the first six months of fiscal year 2002. In absolute dollars, the operating expense reduction was primarily due to the decrease in goodwill amortization upon adoption of SFAS No. 142, the elimination of SSPD operating expenses, and lower headcount and other cost saving activities. Research and development, selling and marketing costs, insurance costs and employee performance incentive costs are higher in the first six months of fiscal year 2003 compared to the first six months of fiscal year 2002.

Other Income. Other income of $0.3 million in the first six months of fiscal year 2003 represents the Company’s portion of the fair value of stock received from its life and disability insurance provider

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

resulting from the insurance company’s 2001 demutualization. The Company’s portion of the stock was sold in the second quarter of fiscal year 2003 at an amount slightly below the recorded value.

Income Tax Expense. Income tax expense for the six months ended April 4, 2003 was $4.9 million compared to $1.8 million for the corresponding period of fiscal year 2002. The effective income tax rates were 43% and 196% for the six-month period ended April 4, 2003 and March 29, 2002, respectively. The change in income tax expense is primarily due to an increase in profitability and the U.S tax expense related to the sale of Satcom Division to Canada in fiscal year 2002. Income tax expense included a full valuation allowance on deferred tax assets because of the uncertainty of realizing the deferred tax assets for both fiscal year 2003 and 2002.

EBITDA. Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the first six months of fiscal year 2003 was $22.0 million, or 17.0% of sales, compared to $13.7 million, or 10.8% of sales, for the first six months of fiscal year 2002. This increase in EBITDA can be attributed primarily to the improvement in gross margins as discussed above. For a reconciliation of EBITDA to Income (loss) before income taxes, see footnote 5 of the Financial Statements included in Item 1 above.

Net Income (Loss). Net income was $6.6 million for the first six months of fiscal year 2003 compared to a net loss of $2.8 million for the first six months of fiscal year 2002. The increase in the Company’s net income from the first six months of fiscal year 2002 can be attributed to improved operating income as discussed above and reduced interest expense resulting from lower outstanding debt, offset by an increase in tax expense resulting from the increase in profitability in fiscal year 2003.

Differences between Holding and CPI. CPI’s operating results differ from those of Holding due to a sale-leaseback transaction between CPI and Holding which took place in December 2000. In the first six months of fiscal year 2003, CPI’s income before taxes was $11.8 million, which was approximately $0.3 million higher than Holdings’ income before taxes of $11.5 million. As a result of the sale-leaseback transaction, operating costs for CPI were approximately $0.7 million higher than those of Holding due to rental payments paid by CPI to Holding for use of the San Carlos facility offset by amortization of the deferred gain on the sale-leaseback and additional depreciation on the San Carlos facility. Interest expense, net, for CPI was approximately $1.0 million lower than that of Holding. The difference in interest expense primarily relates to the fact that Holding’s interest expense includes interest paid on the mortgage financing of the San Carlos facility, which is combined with CPI’s interest income on a note receivable from Holding. All other operations data for CPI is consistent with Holding’s operations data for the first six months of fiscal year 2003.

Financial Condition

The Company continues to generate positive cash flow from operating activities with $17.9 million generated during first six months of fiscal year 2003, compared to $20.6 million in the first six months of fiscal year 2002. The decrease in operating cash flow from the first six months of fiscal year 2002 can be attributed primarily to the change in accounts receivable during the first six months of fiscal year 2002 compared to the same period in the prior year, offset in part by higher cash generated from operating earnings during the first six months of fiscal year 2003 compared to fiscal year 2002.

Investing activities were comprised of investment in property, plant and equipment totaling $0.9 million

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

for the first six months of fiscal year 2003. Purchases of property, plant and equipment decreased approximately $0.5 million from the comparable period of fiscal year 2002. The Company currently anticipates that capital expenditure requirements for fiscal year 2003 will be approximately $3.5 million, which is similar to the amount spent in fiscal year 2002.

Financing activities during the first six months of fiscal year 2003 were primarily related to a principal payment of $0.3 million made on the mortgage financing held by Holding related to the San Carlos facility and $0.3 million debt issuance costs related to an amendment of the Company’s credit facility.

Holding’s short-term debt includes mortgage financing of $17.5 million with respect to Holding’s San Carlos property that expires on June 1, 2003. Restrictions in the Company’s Senior Subordinated Notes Indenture and in the Company’s credit facility prohibit CPI from distributing cash to Holding to satisfy this obligation. Management expects to either refinance this obligation or to consummate a sale or other transaction with respect to the San Carlos property. Holding has entered into an agreement for the sale of the property. In addition to customary closing and due diligence conditions, the sale of the property is contingent upon completion of environmental remediation and demolition of existing structures, to be agreed upon by the parties. The purchaser has not completed or approved its due diligence investigations of the property and there is no assurance that it will do so, or that the other conditions to closing will be satisfied.

In connection with the sale of the Company’s Solid State Products Division (“SSPD”) in September 2002 to KMIC Technology, Inc., a company owned by the former management of SSPD, the Company was required to provide a $100,000 letter of credit as a partial guarantee for the new company’s leased facilities. The letter of credit guarantee expires in November 2003.

CPI’s financial condition differs from that of Holding, as discussed above, in that CPI’s debt obligations and financing activities do not include $17.5 million of mortgage financing due in 2003. This mortgage financing resulted from Holding’s purchase of the San Carlos facility from CPI in a sale-leaseback transaction which took place in December 2000. In connection with the sale-leaseback transaction, CPI entered into a non-cancelable lease with Holding for the San Carlos real property for a term of twenty years and a fixed annual rent of $2.45 million.

As of April 4, 2003, the Company had $29.5 million available under its revolving line of credit. However, there can be no assurance that the combination of cash generated by operations, borrowing availability from the Company’s credit facility and additional collateral-based financing will be sufficient to meet the Company’s cash requirements. If the Company is unable to satisfy such cash requirements from these sources, the Company will adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, and attempting to negotiate an increase to the Company’s borrowing capacity under its line of credit.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 will

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

be applied prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Since the Company intends to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of SFAS No. 148 will not have an effect on its financial condition or results of operations. However, the Company has provided the additional disclosures required by SFAS No. 148 beginning in the second quarter of fiscal year 2003.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first interim or annual reporting period beginning after June 15, 2003. The Company does not believe that there are any variable interests that would qualify as a variable interest entity and therefore does not expect adoption of FIN 46 to have an effect on its consolidated results of operations or financial position.

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

ITEM 4: CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Report. Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, management believes that its controls do provide such reasonable assurances.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2: CHANGES IN SECURITIES

On March 3, 2003, the Company sold and issued an aggregate of 100,000 shares of the Common Stock, $0.01 par value per share, of Holding to certain key employees, officers and directors of the Company, for a purchase price of $1.10 per share, pursuant to the Company’s 1995 Management Equity Plan. Such shares of Common Stock were sold in reliance on Rule 701 of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 3, 2003 the holders of 3,590,750 shares of Common Stock of Holding consented in writing to the approval and adoption of an amendment to Holding’s 2000 Stock Option Plan (the “Plan”) to increase the total number of shares of Common Stock that the Company is authorized to issue pursuant to the Plan from 250,000 to 350,000.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are being filed as part of this report:

Exhibit No.	Description

10.32.1	First Amendment to Communications and Power Industries 2000 Stock Option Plan.

99.1	Certification of the Chief Executive Officer of Holding pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of Holding Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of the Chief Executive Officer of CPI pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of the Chief Financial Officer of CPI pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter ended April 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES HOLDING
CORPORATION

By:	/s/ O. Joe Caldarelli O. Joe Caldarelli Chief Executive Officer Date: May 9, 2003

By:	/s/ Joel Littman Joel Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: May 9, 2003

CERTIFICATION

I, O. Joe Caldarelli, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Communications & Power Industries Holding Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	Signature:	/s/ O. Joe Caldarelli O. Joe Caldarelli, Chief Executive Officer

CERTIFICATION

I, Joel A. Littman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Communications & Power Industries Holding Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	Signature:	/s/ Joel A. Littman Joel A. Littman, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CO	MMUNICATIONS & POWER INDUSTRIES, INC.

By:	/s O. Joe Caldarelli O. Joe Caldarelli Chief Executive Officer Date: May 9, 2003

By:	/s/ Joel Littman Joel Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: May 9, 2003

CERTIFICATION

I, O. Joe Caldarelli, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Communications & Power Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

7.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	Signature:	/s/ O. Joe Caldarelli O. Joe Caldarelli, Chief Executive Officer

CERTIFICATION

I, Joel A. Littman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Communications & Power Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

7.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	Signature:	/s/ Joel A. Littman Joel A. Littman, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.32.1	First Amendment to Communications and Power Industries 2000 Stock Option Plan.

99.1	Certification of the Chief Executive Officer of Holding pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of Holding Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of the Chief Executive Officer of CPI pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of the Chief Financial Officer of CPI pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.