Form 10-Q
period 2003-07-04
COMMUNICATIONS & POWER INDUSTRIES INC; COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP
filed 2003-08-08
CIK 1000564, 1000654

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 33-96858-01	Commission file number: 33-96858
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION	COMMUNICATIONS & POWER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)
Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)
77-0407395	77-0405693
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
811 Hansen Way	811 Hansen Way
Palo Alto, California 94303-1110	Palo Alto, California 94303-1110
(650) 846-2900	(650) 846-2900
(Address of Principal Executive Offices and Telephone Number, Including Area Code)	(Address of Principal Executive Offices and Telephone Number, Including Area Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the registrant’s classes of Common Stock, as of the latest practicable date: Communications & Power Industries Holding Corporation: 5,008,172 shares of Common Stock, $.01 par value, at August 4, 2003. Communications & Power Industries, Inc.: 1 share of Common Stock, $.01 par value, at August 4, 2003.

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
COMMUNICATIONS & POWER INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4: CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
ITEM 2: CHANGES IN SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5. OTHER INFORMATION.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBITS INDEX
EXHIBIT 10.13
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 31.4
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3
EXHIBIT 32.4

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
Consolidated Condensed Balance Sheets, July 4, 2003 and September 27, 2002	2
Consolidated Condensed Statements of Operations for the 13-week periods ended July 4, 2003 and June 28, 2002	3
Consolidated Condensed Statements of Operations for the 40-week period ended July 4, 2003 and the 39-week period ended June 28, 2002	4
Consolidated Condensed Statements of Cash Flows for the 40-week period ended July 4, 2003 and the 39-week period ended June 28, 2002	5
Notes to Consolidated Condensed Financial Statements	10
COMMUNICATIONS & POWER INDUSTRIES, INC.
Consolidated Condensed Balance Sheets, July 4, 2003 and September 27, 2002	6
Consolidated Condensed Statements of Operations for the 13-week periods ended July 4, 2003 and June 28, 2002	7
Consolidated Condensed Statements of Operations for the 40-week period ended July 4, 2003 and the 39-week period ended June 28, 2002	8
Consolidated Condensed Statements of Cash Flows for the 40-week period ended July 4, 2003 and the 39-week period ended June 28, 2002	9
Notes to Consolidated Condensed Financial Statements	10
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4: CONTROLS AND PROCEDURES	29
PART II: OTHER INFORMATION	30
SIGNATURES	32

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands-unaudited)

	July 4,	September 27,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$28,447	2,724
Accounts receivable, net	37,113	29,937
Inventories	34,551	39,927
Other current assets	2,706	2,637

Total current assets	102,817	75,225
Property, plant, and equipment, net	52,584	55,846
Goodwill	19,149	19,149
Intangibles, net	1,235	1,613
Debt issue costs, net	2,632	3,329

Total assets	$178,417	155,162

LIABILITIES, PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion of capital leases	$—	45
Mortgage financing	17,500	17,750
Accounts payable	14,507	14,111
Accrued expenses	21,149	17,304
Product warranty	5,068	4,823
Income taxes payable	3,619	2,959
Accrued dividends payable	13,894	9,538
Advance payments from customers	10,986	7,594

Total current liabilities	86,723	74,124
Senior subordinated notes	100,000	100,000

Total liabilities	186,723	174,124

Senior Redeemable Preferred Stock of CPI	28,854	28,693

Junior Preferred Stock of CPI	28,287	25,449

Commitments and contingencies
Stockholders’ Deficit
Common stock	50	49
Additional paid-in capital	19,220	19,111
Accumulated deficit	(83,469)	(91,041)
Stockholder loans	(1,248)	(1,223)

Net stockholders’ deficit	(65,447)	(73,104)

Total liabilities, preferred stock and stockholders’ deficit	$178,417	155,162

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	13-Week	13-Week
	period ended	period ended
	July 4,	June 28,
	2003	2002

Sales	$70,721	64,792
Cost of sales	47,273	48,128

Gross profit	23,448	16,664

Operating costs and expenses:
Research and development	1,695	1,584
Selling and marketing	3,963	4,097
General and administrative	4,455	4,807

Total operating costs and expenses	10,113	10,488

Operating income	13,335	6,176
Interest expense	(3,591)	(4,228)

Income before taxes	9,744	1,948
Income tax expense	1,393	2,987

Net income (loss)	8,351	(1,039)
Preferred dividends:
Senior redeemable preferred stock	1,502	1,310
Junior preferred stock	979	853

Net income (loss) attributable to common stock	$5,870	(3,202)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	40-Week	39-Week
	period ended	period ended
	July 4,	June 28,
	2003	2002

Sales	$200,244	191,632
Cost of sales	139,422	147,863

Gross profit	60,822	43,769

Operating costs and expenses:
Research and development	4,714	4,356
Selling and marketing	11,732	11,682
General and administrative	12,597	13,950

Total operating costs and expenses	29,043	29,988

Operating income	31,779	13,781
Other income	267	—
Interest expense	(10,837)	(12,767)

Income before taxes	21,209	1,014
Income tax expense	6,282	4,820

Net income (loss)	14,927	(3,806)
Preferred dividends:
Senior redeemable preferred stock	4,356	3,796
Junior preferred stock	2,838	2,473

Net income (loss) attributable to common stock	$7,733	(10,075)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	40-Week	39-Week
	period ended	period ended
	July 4,	June 28,
	2003	2002

OPERATING ACTIVITIES
Net cash provided by operating activities	$27,572	36,517

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(1,325)	(2,144)

Net cash used in investing activities	(1,325)	(2,144)

FINANCING ACTIVITIES
Repayments on capital leases	(45)	(858)
Payment of debt issue costs	(339)	(101)
Repayment of revolving credit facility	—	(13,608)
Repayment of senior term loan	—	(20,000)
Repayment of mortgage financing	(250)	(250)
Proceeds from the sale of common stock	110	—

Net cash used in financing activities	(524)	(34,817)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVLENTS	25,723	(444)
Cash and cash equivalents at beginning of period	2,724	2,903

Cash and cash equivalents at end of period	$28,447	2,459

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands—unaudited)

	July 4,	September 27,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$28,447	2,724
Accounts receivable, net	37,113	29,937
Inventories	34,551	39,927
Other current assets	2,706	2,637

Total current assets	102,817	75,225
Property, plant, and equipment, net	39,643	42,478
Goodwill	19,149	19,149
Intangibles, net	1,235	1,613
Debt issue costs, net	2,593	3,259
Note receivable from parent	5,750	5,750

Total assets	$171,187	147,474

LIABILITIES, PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion of capital leases	$—	45
Accounts payable	14,507	14,111
Accrued expenses	22,340	18,313
Product warranty	5,068	4,823
Income taxes payable	3,615	2,964
Accrued dividends payable	13,894	9,538
Advance payments from customers	10,986	7,594

Total current liabilities	70,410	57,388
Senior subordinated notes	100,000	100,000
Deferred income on sale-leaseback	6,993	7,311

Total liabilities	177,403	164,699

Senior Redeemable Preferred Stock	28,854	28,693

Commitments and contingencies
Stockholders’ Deficit:
Junior preferred stock	2	2
Common stock	—	—
Additional paid-in capital	47,446	44,608
Accumulated deficit	(81,270)	(89,305)
Stockholder loans	(1,248)	(1,223)

Net stockholders’ deficit	(35,070)	(45,918)

Total liabilities, senior redeemable preferred stock and stockholders’ deficit	$171,187	147,474

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	13-Week	13-Week
	period ended	period ended
	July 4,	June 28,
	2003	2002

Sales	$70,721	64,792
Cost of sales	47,273	48,128

Gross profit	23,448	16,664

Operating costs and expenses:
Research and development	1,695	1,584
Selling and marketing	3,963	4,097
General and administrative	4,823	5,154

Total operating costs and expenses	10,481	10,835

Operating income	12,967	5,829
Interest expense	(3,093)	(3,731)

Income before taxes	9,874	2,098
Income tax expense	1,252	3,150

Net income (loss)	8,622	(1,052)
Preferred dividends:
Senior redeemable preferred stock	1,502	1,310
Junior preferred stock	979	853

Net income (loss) attributable to common stock	$6,141	(3,215)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF OPERATIONS
(in thousands — unaudited)

	40-Week	39-Week
	period ended	period ended
	July 4,	June 28,
	2003	2002

Sales	$200,244	191,632
Cost of sales	139,422	147,863

Gross profit	60,822	43,769

Operating costs and expenses:
Research and development	4,714	4,356
Selling and marketing	11,732	11,682
General and administrative	13,689	14,985

Total operating costs and expenses	30,135	31,023

Operating income	30,687	12,746
Other income	267	—
Interest expense	(9,291)	(11,257)

Income before taxes	21,663	1,489
Income tax expense	6,273	4,983

Net income (loss)	15,390	(3,494)
Preferred dividends:
Senior redeemable preferred stock	4,356	3,796
Junior preferred stock	2,838	2,473

Net income (loss) attributable to common stock	$8,196	(9,763)

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED CONDENSED
STATEMENTS OF CASH FLOWS
(in thousands — unaudited)

	40-Week	39-Week
	period ended	period ended
	July 4,	June 28,
	2003	2002

OPERATING ACTIVITIES
Net cash provided by operating activities	$27,388	36,166

INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(1,325)	(2,144)

Net cash used in investing activities	(1,325)	(2,144)

FINANCING ACTIVITIES
Repayments on capital leases	(45)	(858)
Payment of debt issue costs	(295)	—
Repayments from senior term loan	—	(20,000)
Repayments on revolving credit facility	—	(13,608)

Net cash used in financing activities	(340)	(34,466)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,723	(444)
Cash and cash equivalents at beginning of period	2,724	2,903

Cash and cash equivalents at end of period	$28,447	2,459

See accompanying notes to the unaudited consolidated condensed financial statements.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Communications & Power Industries Holding Corporation (“Holding”) and Communications & Power Industries, Inc. (“CPI”, both companies together referred to as the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted and, accordingly, these financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2002. Management believes that these unaudited interim condensed financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for the interim period presented. The results for the interim periods reported are not necessarily indicative of the results for the complete fiscal year 2003.

2.	Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

	July 4,	September 27,
(In thousands)	2003	2002

Raw materials and parts	$27,852	30,638
Work in process	4,285	6,507
Finished goods	2,414	2,782

Total inventories	$34,551	39,927

3.	Accrued Warranty

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

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

	13-Week	13-Week	40-Week	39-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2003	2002	2003	2002

Beginning accrued warranty	$5,073	4,135	$4,823	4,225
Cost of warranty claims	(1,235)	(1,344)	(3,963)	(4,738)
Accruals for product warranty	1,230	1,676	4,208	4,980

Ending accrued warranty	$5,068	4,467	$5,068	4,467

4.	Supplemental Cash Flow Information

	Holding		CPI

	40-Week	39-Week	40-Week	39-Week
	Period Ended	Period Ended	Period Ended	Period Ended
	July 4,	June 28,	July 4,	June 28,
(In millions)	2003	2002	2003	2002

Cash Payments
Interest payments	$7.1	$9.0	$6.2	$8.3
Tax payments	$5.1	$0.7	$5.1	$0.7
Non-cash Financing
Unpaid cash dividends on senior preferred stock	$4.4	$3.8	$4.4	$3.8

5.	Segments and Related Information

The Company has two reportable segments: vacuum electronic devices (“VEDs”) and satcom equipment. Management evaluates performance and allocates resources based on earnings before income taxes, interest, depreciation and amortization (“EBITDA”), which the Company believes investors use as an important measure to analyze its performance.

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

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

		Satcom
(In thousands)	VED’s	Equipment	Other	Total

For the 13-Week Period Ended July 4, 2003:
Revenues from external customers	$55,887	13,955	879	70,721
Intersegment product transfers	5,400	—	—	5,400
EBITDA – Holding	15,644	1,439	(2,172)	14,911
EBITDA – CPI	15,644	1,439	(2,667)	14,416
For the 13-Week Period Ended June 28, 2002:
Revenues from external customers	$54,103	10,015	674	64,792
Intersegment product transfers	3,531	—	229	3,760
EBITDA – Holding	11,535	541	(3,315)	8,941
EBITDA – CPI	11,535	541	(3,642)	8,434
For the 40-Week Period Ended July 4, 2003:
Revenues from external customers	$164,407	35,390	447	200,244
Intersegment product transfers	11,912	—	—	11,912
EBITDA – Holding	38,819	3,823	(5,706)	36,936
EBITDA – CPI	38,819	3,823	(7,213)	35,429
For the 39-Week Period Ended June 28, 2002:
Revenues from external customers	$152,962	36,920	1,750	191,632
Intersegment product transfers	8,400	—	855	9,255
EBITDA – Holding	27,724	768	(5,890)	22,602
EBITDA – CPI	27,724	768	(7,409)	21,083

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

A reconciliation of EBITDA from reportable segments to Income before taxes is as follows:

	Holding		CPI

	13-Week	13-Week	13-Week	13-Week
	Period Ended	Period Ended	Period Ended	Period Ended
(In thousands)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002

Segment EBITDA	$14,911	8,941	$14,416	8,434
Less:
Depreciation and amortization	1,576	2,765	1,449	2,605
Interest expense	3,591	4,228	3,093	3,731

Income before taxes	$9,744	1,948	$9,874	2,098

	Holding		CPI

	40-Week	39-Week	40-Week	39-Week
	Period Ended	Period Ended	Period Ended	Period Ended
(In thousands)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002

Segment EBITDA	$36,936	22,602	$35,429	21,083
Less:
Depreciation and amortization	4,890	8,821	4,475	8,337
Interest expense	10,837	12,767	9,291	11,257

Income before taxes	$21,209	1,014	$21,663	1,489

Sales by geographic area to unaffiliated customers (based on the location of customer) are as follows:

	13-Week	13-Week	40-Week	39-Week
	Period Ended	Period Ended	Period Ended	Period Ended
(In thousands)	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002

United States	$48,132	42,289	$134,384	135,078
All foreign countries	22,589	22,503	65,860	56,554

Total Sales	$70,721	64,792	$200,244	191,632

CPI has a single customer that accounts for 10% or more of consolidated sales. Sales to this customer were $14.6 million and $14.2 million of the Company’s consolidated sales for the 13-week period ended July 4, 2003 and June 28, 2002, respectively. Sales to this customer were $40.3 million and $34.4 million of the Company’s consolidated sales for the 40-week period ended July 4, 2003 and the 39-week period ended June 28, 2002, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products.

6.	Recent Accounting Pronouncements

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first interim or annual reporting period beginning after June 15, 2003. The Company does not believe that it has any variable interests that would qualify as a variable interest entity and therefore does not expect adoption of FIN 46 to have an effect on its consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will be applied prospectively for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company does not expect adoption of SFAS No. 149 to have a material impact on the Company’s consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity, be classified as liabilities in statements of financial position. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments at the beginning of the first fiscal period beginning after June 15, 2003. The Company will adopt SFAS No. 150 in its fourth quarter beginning July 5, 2003. The Company is currently analyzing this Statement and has not yet determined its impact on the Company’s consolidated results of operations or financial position.

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

Goodwill

As of July 4, 2003 and September 27, 2002, the Company had $19.1 million of goodwill, $13.4 million of which has been allocated to the VED segment and $5.7 million of which has been allocated to the satcom equipment segment. There were no changes in the carrying amount of goodwill for the quarter or nine-month period ended July 4, 2003.

The following table presents the impact of adopting SFAS No. 142 on net income (loss) if such standard had been in effect for the 13-week and 39-week periods ended June 28, 2002.

	Holding		CPI

	13-Week	13-Week	13-Week	13-Week
	Period Ended	Period Ended	Period Ended	Period Ended
(In thousands)	July 4,	June 28,	July 4,	June 28,
	2003	2002	2003	2002

Net income (loss) as reported	$8,351	(1,039)	$8,622	(1,052)
Adjustments:
Goodwill amortization, net of tax	—	232	—	232

Adjusted net income (loss)	$8,351	(807)	$8,622	(820)

	Holding		CPI

	40-Week	39-Week	40-Week	39-Week
	Period Ended	Period Ended	Period Ended	Period Ended
(In thousands)	July 4,	June 28,	July 4,	June 28,
	2003	2002	2003	2002

Net income (loss) as reported	$14,927	(3,806)	$15,390	(3,494)
Adjustments:
Goodwill amortization, net of tax	—	695	—	695

Adjusted net income (loss)	$14,927	(3,111)	$15,390	(2,799)

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Intangible Assets

As of July 4, 2003 and September 27, 2002, the Company had $1.9 million of intangible assets at cost, with accumulated amortization of $0.7 million and $0.3 million, respectively. Amortization of intangible assets for the 40-week period ended July 4, 2003 and the 39-week period ended June 28, 2002 was approximately $0.4 million and $0.4 million, respectively. Amortization expense for these intangible assets is projected to be approximately $0.4 million per year through fiscal year 2006.

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

	Holding		CPI

	13-Week	13-Week	13-Week	13-Week
	Period Ended	Period Ended	Period Ended	Period Ended
(In thousands)	July 4,	June 28,	July 4,	June 28,
	2003	2002	2003	2002

Net income (loss) as reported	$8,351	(1,039)	$8,622	(1,052)
Deduct:
Stock-based compensation determined under fair value based method, net of tax	(6)	(10)	(6)	(10)

Pro forma net income (loss)	$8,345	(1,049)	$8,616	(1,062)

	Holding		CPI

	40-Week	39-Week	40-Week	39-Week
	Period Ended	Period Ended	Period Ended	Period Ended
(In thousands)	July 4,	June 28,	July 4,	June 28,
	2003	2002	2003	2002

Net income (loss) as reported	$14,927	(3,806)	$15,390	(3,494)
Deduct:
Stock-based compensation determined under fair value based method, net of tax	62	(36)	62	(36)

Pro forma net income (loss)	$14,989	(3,842)	$15,452	(3,530)

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

For the 40-week period ended July 4, 2003, the positive deduction for stock-based compensation determined under the fair value method is due to the actual forfeiture rate exceeding the estimated forfeiture rate for employee stock options granted in prior periods.

9.	Amendment to Credit Facility

In December 2002, the Company amended its credit facility to increase the maximum amount of its revolving credit line by $20.0 million (the amount of the term loan formerly outstanding under the same credit facility) from $41.0 million to $61.0 million and to extend the expiration date from December 22, 2004 to May 31, 2005. The credit facility continues to be secured by substantially all of the assets of CPI and guaranteed by Holding and all of CPI’s subsidiaries. Availability under the revolving credit facility continues to be based upon eligible receivables, machinery and equipment and certain real estate.

10.	Mortgage Refinancing

Effective June 1, 2003, Holding’s mortgage financing of $17.5 million was refinanced. Under the terms of the refinancing, the loan was extended until January 31, 2004. The mortgage bears interest at a rate of LIBOR plus 4.25%.

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

The Company’s fiscal years are the 52- or 53-week periods which end on the Friday nearest September 30. Fiscal year 2003 will be comprised of the 53-week period ended October 3, 2003, and fiscal year

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

2002 was comprised of the 52-week period ended September 27, 2002. The third quarters of fiscal year 2003 and fiscal year 2002 were both comprised of 13 weeks. The first nine months of fiscal year 2003 was comprised of a 40-week period ended July 4, 2003 while the first nine months of fiscal year 2002 was comprised of a 39-week period ended June 28, 2002.

Orders during the third quarter of fiscal year 2003 were $70.9 million, compared to $55.2 million for the third quarter of fiscal year 2002. The increase of $15.7 million, or 28.4%, compared to the same quarter of fiscal year 2002, primarily reflects a higher demand for products in the communications, radar, electronic countermeasures and medical markets. Communications orders for the third quarter of fiscal year 2003 were $19.9 million, an increase of $3.9 million from the third quarter of fiscal year 2002. The increase in communications orders is due primarily to an increase in satcom orders during the quarter. Radar orders for the third quarter of fiscal year 2003 were $30.3 million, an increase of $2.4 million from the third quarter of fiscal year 2002. The increase in radar orders is due primarily to an increase in spares and repair orders for logistic agencies. Electronic countermeasures orders for the third quarter of fiscal year 2003 were $8.8 million, an increase of $6.6 million from the third quarter of fiscal year 2002. Electronic countermeasures orders increased because of two large orders that totaled over $6 million; one order was a follow-on contract for transmitter products and the other order was for VED’s. Medical orders for the third quarter of fiscal year 2003 were $7.7 million, an increase of $2.9 million from the third quarter of fiscal year 2002. Medical orders increased due to higher demand for power grid tube, X-Ray generator, and power supply products used in medical imaging. Orders in the Company’s remaining markets were essentially unchanged from the third quarter of fiscal year 2002.

Orders for the nine months ended July 4, 2003 were $236.1 million, an increase of $44.2 million, or 23.0%, from $191.9 million in the comparable period of fiscal year 2002. The increase primarily reflects the higher demand for products in the communications, radar, electronic countermeasures and medical markets. Communication orders increased by $12.8 million from the first nine months of fiscal year 2002. The increase in communication orders is principally due to large orders from direct-to-home service suppliers. The Company does not expect that the higher communications order levels will be sustained in the upcoming quarters because communication companies will likely maintain their capital spending at moderate rates that we have seen in recent years. Radar orders, which have increased by $16.8 million from the first nine months of fiscal year 2002, have been buoyed by spares and repair orders for logistics agencies. Orders in the electronic countermeasures market have increased $15.9 million from the first nine months of fiscal year 2002 due primarily to higher demands from logistic agencies for spares and repairs to support defense system usage as well as the two large electronic countermeasure orders described above. Medical orders increased by $7.0 million from the first nine months of fiscal year 2002, due primarily to an increase in orders for VED’s used in cancer therapy systems and magnetic resonance imaging, and X-Ray generator and power supply products used in X-Ray imaging. These order increases were offset in part by declines in the industrial and scientific markets of $3.6 million and $4.7 million, respectively, from the comparable period of fiscal year 2002. The decline in these markets compared to fiscal year 2002 can be attributed to significant one-time orders received by the Company in fiscal year 2002. Overall, incoming order levels fluctuate significantly on a quarterly basis, and a particular quarter’s order rate may not be indicative of future order levels. In addition, the Company’s sales are highly dependent upon manufacturing scheduling, performance and shipments and, accordingly, it is not possible to accurately predict when these orders will be recognized

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

as sales.

As of July 4, 2003, the Company had an order backlog of $181.5 million, representing approximately eight and-a-half months of sales, compared to an order backlog of $149.0 million, or approximately seven months of sales, as of June 28, 2002. Since the end of fiscal year 2002, order backlog has increased by $36.4 million from $145.1 million at September 27, 2002.

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

Warranty Reserves

The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation at the time of sale as an additional cost of product. Management’s estimates are based on historical costs for warranty and are adjusted when circumstances indicate that future costs are expected to vary from historical levels. If actual product failure rates or material usage incurred differs from the Company’s estimates, then revisions to the estimated warranty liability would be required.

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

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company performed a goodwill impairment test in the first quarter of fiscal year 2003, upon adoption of SFAS No. 142. The Company plans to perform another goodwill impairment test during the fourth quarter of the 2003 fiscal year. Goodwill and certain other corporate assets and liabilities are assigned to the reporting units which are consistent with the Company’s operating divisions. The fair value of the reporting units are then compared to the carrying value to determine if there is any potential impairment. The process of evaluating potential impairment is subjective and requires judgments regarding revenue forecasts, discount rates, and weighted average cost of capital among other things. Adverse changes in the industries served by the Company, customer demand or other market conditions could result in future impairments of goodwill.

Results of Operations

Third Quarter of Fiscal Year 2003 Compared to the Third Quarter of Fiscal Year 2002

Sales. Sales for the third quarter of fiscal year 2003 were $70.7 million, an increase of $5.9 million, or 9.1%, from the same period in fiscal year 2002. The third quarter sales increase is primarily due to increased spending in the communications market by direct-to-home service providers and increased demand for power grid tube and X-Ray generator products for the medical market.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Gross Margin. Gross profit was $23.4 million in the third quarter of fiscal year 2003, an increase of $6.8 million, or 40.7%, from $16.7 million in the third quarter of fiscal year 2002. As a percentage of sales, gross profit was 33.2% in the third quarter of fiscal year 2003, compared to 25.7% in the third quarter of fiscal year 2002. The increase in gross profit as a percentage of sales resulted primarily from gains in production efficiencies from the increase in sales volume, resolution of technical problems, favorable product mix, improved pricing for certain products and completion of contracts with lower pricing in prior periods. In addition, gross profit for fiscal year 2003 does not include lower margin products from the Solid State Products Division (SSPD) that was sold in September of 2002.

Operating Costs and Expenses. Operating costs and expenses were $10.1 million, or 14.3% of sales, for the third quarter of fiscal year 2003, compared to $10.5 million or 16.2% of sales for the third quarter of fiscal year 2002. The $0.4 million decrease in operating expenses is primarily due to the elimination of goodwill amortization expense in fiscal year 2003, upon adoption of SFAS No. 142, and elimination of operating expenses from the SSPD Division that was sold in September 2002.

Income Tax Expense. Income tax expense for the third quarter of fiscal year 2003 was $1.4 million, compared to $3.0 million for the third quarter of fiscal year 2002. The effective income tax rates were 14% and 153% for the third quarter of fiscal year 2003 and 2002, respectively. The change in income tax expense is primarily due to utilization of net operating loss carryforwards, which had a valuation allowance, and the sale of the Satcom manufacturing division to Communications & Power Industries Canada Inc. in fiscal year 2002. For fiscal years 2003 and 2002, income tax expense included a full valuation allowance on deferred tax assets because of the uncertainty of realizing deferred tax assets.

EBITDA. Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal year 2003 was $14.9 million or 21.1% of sales, compared to $8.9 million, or 13.8% of sales, for the third quarter of fiscal year 2002. This increase in EBITDA can be attributed primarily to the improvement in gross margins as discussed above. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company believes that EBITDA is also used by some investors as a measure of its ability to service indebtedness. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For reconciliation of EBITDA to income before taxes, see Note 5 of the Notes to Consolidated Condensed Financial Statements.

Net Income (Loss). Net income was $8.4 million for the third quarter of fiscal year 2003, compared to a net loss of $1.0 million for the third quarter of fiscal year 2002. The increase in the Company’s net income from the third quarter of fiscal year 2002 can be attributed to improved operating income, as discussed above, reduced interest expense resulting from less outstanding debt and the realization of tax benefits from net operating losses and credit carryforwards that were reserved in prior years.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Differences between Holding and CPI. CPI’s operating results differ from those of Holding due to a sale-leaseback transaction between CPI and Holding which took place in December 2000. In the third quarter of fiscal year 2003, CPI’s income before taxes was $9.9 million, which was approximately $0.2 million higher than Holding’s income before taxes of $9.7 million. As a result of the sale-leaseback transaction, operating costs for CPI were approximately $0.4 million higher than those of Holding primarily because of rental payments paid by CPI to Holding for use of the San Carlos facility. Interest expense, net, for CPI was approximately $0.5 million lower than that of Holding. The difference in interest expense related to Holding’s interest expense on the San Carlos facility mortgage and on the note payable to CPI from the sale-leaseback transaction. All other operations data for CPI is consistent with Holding’s operations data for the third quarter of fiscal year 2003.

First Nine Months of Fiscal Year 2003 Compared to the First Nine Months of Fiscal Year 2002

Sales. Sales for the first nine months of fiscal year 2003 were $200.2 million, an increase of $8.6 million, or 4.5%, from the same period in fiscal year 2002. The sales increase is primarily due to increased spending by the United States Department of Defense for VED’s that are sold in the radar and electronic countermeasure markets and increases in shipments of power grid tubes, X-ray generators and VED products for the medical market. The increased sales in these markets was somewhat offset by decreases in sales to the communications and industrial market segments.

Gross Margin. Gross profit was $60.8 million in the first nine months of fiscal year 2003, compared to $43.8 million in the first nine months of fiscal year 2002, an increase of 39.0%. As a percentage of sales, gross profit was 30.4% in the first nine months of fiscal year 2003, compared to 22.8% from the first nine months of fiscal year 2002. The increase in gross profit as a percentage of sales resulted primarily from gains in production efficiencies from the increase in sales volume and cost reduction programs, a favorable product mix, improved pricing for certain products and completion of contracts with lower pricing in prior periods, and production efficiencies in CPI’s Satcom operation resulting from its relocation in 2001 and 2002 to Ontario, Canada. In addition, gross profit for fiscal year 2003 does not include lower margin products from the Solid State Products Division (SSPD) that was sold in September of 2002.

Operating Costs and Expenses. Operating costs and expenses were $29.0 million, or 14.5% of sales, for the first nine months of fiscal year 2003, compared to $30.0 million, or 15.6% of sales, for the first nine months of fiscal year 2002. The $1.0 million decrease in operating expenses is primarily due to the elimination of goodwill amortization expense in fiscal year 2003, upon adoption of SFAS No. 142, and the elimination of operating expenses from the SSPD Division that was sold in September 2002.

Other Income. Other income of $0.3 million in the first nine months of fiscal year 2003 represents the Company’s portion of the fair value of stock received from its life and disability insurance provider resulting from the insurance company’s 2001 demutualization.

Income Tax Expense. Income tax expense for the nine months ended July 4, 2003 was $6.3 million, compared to $4.8 million for the corresponding period of fiscal year 2002. The effective income tax rates were 30% and 475% for the nine months ended July 4, 2003 and June 28, 2002, respectively. The change in income tax expense is primarily due to utilization of net operating loss carryforwards, which

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

had a valuation allowance, and the sale of the Satcom manufacturing division to Communications & Power Industries Canada Inc. in fiscal year 2002. For fiscal years 2003 and 2002, income tax expense included a full valuation allowance on deferred tax assets because of the uncertainty of realizing the deferred tax assets.

EBITDA. Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the first nine months of fiscal year 2003 was $36.9 million or 18.4% of sales, compared to $22.6 million, or 11.8% of sales, for the first nine months of fiscal year 2002. This increase in EBITDA can be attributed primarily to the improvement in gross margins as discussed above. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company believes that EBITDA is also used by some investors as a measure of its ability to service indebtedness. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For a reconciliation of EBITDA to income before taxes, see Note 5 of the Notes to Consolidated Condensed Financial Statements.

Net Income (Loss). Net income was $14.9 million for the first nine months of fiscal year 2003, compared to a net loss of $3.8 million for the first nine months of fiscal year 2002. The increase in the Company’s net income from the first nine months of fiscal year 2002 can be attributed to improved operating income as discussed above and reduced interest expense resulting from lower outstanding debt and the realization of tax benefits from net operating losses and credit carryforwards that were reserved in prior years.

Differences between Holding and CPI. CPI’s operating results differ from those of Holding due to a sale-leaseback transaction between CPI and Holding which took place in December 2000. In the first nine months of fiscal year 2003, CPI’s income before taxes was $21.7 million, which was approximately $0.5 million higher than Holding’s income before taxes of $21.2 million. As a result of the sale-leaseback transaction, operating costs for CPI were approximately $1.1 million higher than those of Holding primarily due to rental payments paid by CPI to Holding for use of the San Carlos facility. Interest expense, net, for CPI was approximately $1.5 million lower than that of Holding. The difference in interest expense related to Holding’s interest expense on the San Carlos facility mortgage and on the note payable to CPI from the sale-leaseback transaction. All other operations data for CPI is consistent with Holding’s operations data for the first nine months of fiscal year 2003.

Financial Condition

The Company continues to generate positive cash flow from operating activities with $27.6 million generated during first nine months of fiscal year 2003, compared to $36.5 million in the first nine months of fiscal year 2002. In the first nine months of fiscal year 2003, the Company generated $18.7 million

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

more in operating cash flow from net income (loss) than for the same period in fiscal year 2002. The decrease in operating cash flow in the first nine months fiscal year 2003 compared to the same period in 2002 is primarily due to the significant reduction in accounts receivable and inventory in fiscal year 2002.

Investing activities were comprised of investment in property, plant and equipment totaling $1.3 million for the first nine months of fiscal year 2003. Purchases of property, plant and equipment decreased approximately $0.8 million from the comparable period of fiscal year 2002. The Company currently anticipates that capital expenditure requirements for fiscal year 2003 will be approximately $3.0 million, which is approximately $0.4 million less than the amount spent in fiscal year 2002.

Financing activities during the first nine months of fiscal year 2003 were primarily related to a principal payment of $0.3 million made on the mortgage financing held by Holding related to the San Carlos facility and $0.3 million for debt issuance costs related to an amendment of the Company’s credit facility, as noted in Note 9 of the Notes to Consolidated Condensed Financial Statements, and extension of the due date on the San Carlos facility mortgage, from June 1, 2003 to January 31, 2004, as noted in Note 10 of the Notes to the Consolidated Condensed Financial Statements.

Holding’s short-term debt includes mortgage financing of $17.5 million with respect to Holding’s San Carlos facility. Restrictions in the Company’s Senior Subordinated Notes Indenture and in the Company’s credit facility prohibit CPI from distributing cash to Holding to satisfy this obligation. The mortgage due date was extended from June 1, 2003 to January 31, 2004 as noted in Note 10 to the Consolidated Condensed Financial Statements. Management expects to either refinance this obligation or to consummate a sale or other transaction with respect to the San Carlos property. Holding has entered into an agreement for the sale of the property. In addition to customary closing and due diligence conditions, the sale of the property is contingent upon completion of environmental remediation and demolition of existing structures, to be agreed upon by the parties. The purchaser has not completed or approved its due diligence investigations of the property, and there is no assurance that it will do so or that the other conditions to closing will be satisfied.

In connection with the sale of the Company’s Solid State Products Division (“SSPD”) in September 2002 to KMIC Technology, Inc., a company owned by the former management of SSPD, the Company was required to provide a $100,000 letter of credit as a partial guarantee for the new company’s leased facilities. The letter of credit guarantee expires in November 2003.

CPI’s financial condition differs from that of Holding in that CPI’s debt obligations and financing activities do not include $17.5 million of mortgage financing due in January 2004. This mortgage financing resulted from Holding’s purchase of the San Carlos facility from CPI in a sale-leaseback transaction which took place in December 2000. In connection with the sale-leaseback transaction, CPI entered into a non-cancelable lease with Holding for the San Carlos real property for a term of twenty years and a fixed annual rent of $2.45 million.

As of July 4, 2003, the Company had $28.4 million available under its revolving line of credit. However, there can be no assurance that the combination of cash generated by operations, borrowing availability from the Company’s credit facility and additional collateral-based financing will be sufficient to meet the Company’s cash requirements. If the Company is unable to satisfy such cash requirements from these

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

sources, the Company will adopt one or more alternatives, such as reducing or delaying capital expenditures, reducing discretionary costs, and attempting to negotiate an increase to the Company’s borrowing capacity under its line of credit.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 will be applied prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance for determining when an entity that is the primary beneficiary of a variable interest entity or equivalent structure should consolidate the variable interest entity into the entity’s financial statements. The consolidation provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first interim or annual reporting period beginning after June 15, 2003. The Company does not believe that it has any variable interests that would qualify as a variable interest entity and therefore does not expect adoption of FIN 46 to have an effect on its consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will be applied prospectively for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Company does not expect adoption of SFAS No. 149 to have a material impact on the Company’s consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, with characteristics of both liabilities and equity, be classified as liabilities in statements of financial position. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments at the beginning of the first fiscal period beginning after June 15, 2003. The Company will adopt SFAS No. 150 in its fourth quarter beginning July 5, 2003. The Company is currently analyzing this Statement and has not yet determined its impact on the Company’s consolidated results of operations or financial position.

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

ITEM 4: CONTROLS AND PROCEDURES

Management, including the Company’s principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are being filed as part of this report:

Exhibit No.	Description

10.13	Second Modification Agreement, dated May 30, 2003, by and between Holding and Wells Fargo Bank, National Association.

31.1	Certification of the Chief Executive Officer of Holding pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Holding pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of CPI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of CPI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Holding pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Holding Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Executive Officer of CPI pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the Chief Financial Officer of CPI pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION
and subsidiaries

COMMUNICATIONS & POWER INDUSTRIES, INC.,
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

(b)	Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended July 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli Chief Executive Officer Date: August 8, 2003

By:	/s/ Joel Littman

Joel Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: August 8, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES, INC.

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli Chief Executive Officer Date: August 8, 2003

By:	/s/ Joel Littman

Joel Littman Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) Date: August 8, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.13	Second Modification Agreement, dated May 30, 2003, by and between Holding and Wells Fargo Bank, National Association.

31.1	Certification of the Chief Executive Officer of Holding pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Holding pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of CPI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of CPI pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Holding pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Holding Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Executive Officer of CPI pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the Chief Financial Officer of CPI pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.