Form 10-K
period 2003-10-03
COMMUNICATIONS & POWER INDUSTRIES INC; COMMUNICATIONS & POWER INDUSTRIES HOLDING CORP
filed 2003-12-30
CIK 1000564, 1000654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission File Number: 33-96858-01	Commission File Number: 33-96858
COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION	COMMUNICATIONS & POWER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)
Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)
77-0407395	77-0405693
(IRS Employer Identification No.)	(IRS Employer Identification No.)
811 Hansen Way	811 Hansen Way
Palo Alto, California 94303-1110	Palo Alto, California 94303-1110
(650) 846-2900	(650) 846-2900
(Address of Principal Executive Offices and telephone number, including area code,)	(Address of Principal Executive Offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(b) of the Act:
None	None
Securities registered pursuant to Section 12(g) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
None	None

     Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes      No  X

     The aggregate market value of voting stock of Communications & Power Industries Holding Corporation held by non-affiliates is $288,750, based upon the price at which it was last sold. No voting stock of Communications & Power Industries, Inc. is held by non-affiliates of Communications & Power Industries, Inc. Communications & Power Industries, Inc.’s voting stock is wholly owned by Communications & Power Industries Holding Corporation, a Delaware corporation. Neither Communications & Power Industries, Inc.’s nor Communications & Power Industries Holding Corporation’s common stock is publicly traded.

     Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date: Communications & Power Industries Holding Corporation: 5,008,172 shares of Common Stock, $.01 par value, at December 8, 2003. Communications & Power Industries, Inc.: 1 share of Common Stock, $.01 par value, at December 8, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:
(None)

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

     You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this report. The information in this report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s securities. We urge you to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”).

PART 1

Item 1: Business

General

     Communications & Power Industries Holding Corporation (“Holding”), through its wholly owned subsidiary, Communications & Power Industries, Inc. (“CPI”, both companies together referred to as the “Company”), is a world leader in the development, manufacture and distribution of components for systems used primarily to generate, control and transmit high-power/high-frequency microwave and radio frequency signals. End-use applications of these systems include the transmission of radar signals for location and tracking of threats and navigation; transmitting decoy and jamming signals for electronic warfare; the transmission and amplification of voice, data and video signals for broadcasting, internet and telecommunications; providing power and control for medical diagnostic imaging and generating microwave energy for radiation therapy in the treatment of cancer; and various other uses in the industrial and scientific markets.

     The Company’s products include microwave and power grid vacuum electron devices, microwave amplifiers, modulators, and various other power supply equipment and devices. The majority of the Company’s products are consumable and have a finite life. The Company operates four manufacturing facilities in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

     CPI is a wholly owned subsidiary of Holding. Both Holding and CPI are Delaware corporations formed in 1995. Prior to August 11, 1995, the Company’s operations were part of the Electron Devices Business of Varian Associates, Inc., as the predecessor of Varian Medical Systems, Inc. (“Varian”). The principal executive offices of Holding and CPI are located at 811 Hansen Way, Palo Alto, California 94303, and their telephone number is (650) 846-2900.

Recent Events

Merger Agreement

     On November 17, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), under which a corporation (“Acquiror”) owned by The Cypress Group L.L.C., a New York-based private equity firm, agreed to acquire the Company in a cash-for-stock transaction with a total value of approximately $300 million. As more fully described in Item 12 “Security Ownership of Certain Beneficial

Owners and Management and Related Stockholder Matters”, the acquirer has entered into a Voting and Indemnification Agreement with stockholders of Holding to vote in favor of the Merger Agreement.

     Pursuant to the Merger Agreement, a wholly owned subsidiary of Acquiror will merge with and into the Company (the “Merger”), with the Company as the surviving corporation. In connection with the Merger, it is anticipated that all outstanding debt of the Company will be refinanced. Consummation of the merger is subject to customary conditions, including a condition that Acquiror obtain the requisite debt financing. Subject to satisfaction of the applicable conditions, it is currently anticipated that the Merger will close in the second quarter of fiscal year 2004.

Redemption of 12% Senior Subordinated Notes of CPI

     On December 4, 2003, CPI instructed the trustee under the Indenture (the “Indenture”) relating to CPI’s 12% Senior Subordinated Notes (the “Notes”) to send a notice to all of the registered holders of the Notes, notifying them that CPI has elected to redeem $26,000,000 in principal amount of the Notes on January 5, 2004, pursuant to and in accordance with the terms of the Indenture. The redemption will occur at a price equal to 101.5% of the principal amount of such notes plus accrued and unpaid interest to January 5, 2004. In connection with the redemption, CPI and Holding entered into an amendment to the Company’s credit facility that, among other things, permits CPI to redeem up to an aggregate maximum amount of $30,000,000 of the Notes in any fiscal year.

Products

     The Company offers a comprehensive range of microwave and power grid vacuum electron devices, microwave amplifiers, modulators and various other power supply equipment and devices for use in the radar, electronic countermeasures, medical, communications, industrial and scientific markets. The Company offers over 6,000 products that generally have selling prices from $2,000 to $50,000, with certain products ranging in price up to $1,000,000. Most of these products are consumable and have a finite life based upon hours of usage, operating environment and application. Certain of the Company’s products are sold in more than one market depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the vacuum electron device will be located.

Markets

The Company operates in six different markets:

•	Radar Market - The radar market utilizes microwave and power grid vacuum electron devices, amplifiers, receiver protectors and related equipment for air, ground and shipboard radar systems. The Company’s vacuum electron devices have been an integral component of radar systems for over five decades. Sales in the radar market were $102.6 million in fiscal year 2003, compared to $93.2 million in fiscal year 2002 and $87.9 million in fiscal year 2001.

•	Electronic Countermeasures Market - The electronic countermeasures market utilizes microwave vacuum electron devices for systems that provide protection for ships, aircraft and high-value land targets against radar-guided munitions. Sales in the electronic countermeasures market were $22.5 million in fiscal year 2003, compared to $21.7 million in fiscal year 2002 and $21.8 million in fiscal year 2001.

•	Medical Market - The Company participates in the diagnostic and treatment sectors of the medical market. In the diagnostic market, the Company provides x-ray generators, including state-of-the-art, high-efficiency, lightweight power supplies and modern digital consoles for diagnostic equipment. In the treatment market, the Company provides microwave generators (klystrons) for high-end cancer therapy machines. Sales in this market were $38.2 million in fiscal year 2003, compared to $29.3 million in fiscal year 2002 and $27.4 million in fiscal year 2001.

•	Communications Market - The communications market is comprised of applications for satellite communications (“satcom”), wireless point-to-point and point-to-multipoint radio and broadcast sectors. In this market, the Company’s products generate, amplify and transmit signals and data within an overall communication system. Sales in the communications market were $82.5 million in fiscal year 2003 compared to $84.8 million in fiscal year 2002 and $109.9 million in fiscal year 2001.

•	Industrial Market - The industrial market includes applications for a wide range of systems used for materials processing, instrumentation and voltage generation. Sales in this market were $11.3 million in fiscal year 2003, compared to $15.5 million in fiscal year 2002, and $20.0 million in fiscal year 2001.

•	Scientific Market - The scientific market consists primarily of equipment utilized in reactor fusion programs and accelerators for high-energy particle physics, referred to as “Big Science.” Sales in the scientific market were $8.3 million in fiscal year 2003, compared to $6.7 million in fiscal year 2002, and $5.5 million in fiscal year 2001.

     The Company’s products have applications among commercial and government customers. The commercial sector represents all sales for which the U.S. Government is not the end-user. However, the end-user markets identified above are not categorized based upon whether they consist entirely of sales into commercial or government sectors. Therefore, sales in any one of the Company’s markets may consist of sales to commercial customers, the U.S. Government, or both. The commercial sector contributed approximately $174.9 million, or 65.9%, of the Company’s total sales in fiscal year 2003, compared to $187.0 million, or 74.4%, of the Company’s total sales in fiscal year 2002, and $212.1 million, or 77.8%, of the Company’s total sales in fiscal year 2001. U.S. Government sales, both direct and through original equipment manufacturers (“OEMs”), contributed approximately $90.5 million, or 34.1%, of the Company’s total sales in fiscal year 2003 compared to $64.2 million, or 25.6%, of the Company’s total sales in fiscal year 2002 and $60.4 million, or 22.2%, in fiscal year 2001. The Company believes the fiscal year 2003 increase in U.S. Government sales reflects the Department of Defense’s recent expanded emphasis on addressing terrorism and homeland security. Based on a stable trend of order receipts for spares and upgrades from fiscal year 1995 to fiscal year 2003, management expects that U.S. Government and defense-related end-users will continue to provide a steady source of revenue. Segment data is included in Note 13 of the Notes to Consolidated Financial Statements.

     In fiscal year 2003, approximately 66.3% of sales were derived from U.S. customers, while approximately 33.7% of sales were derived from international customers, compared to fiscal year 2002 when approximately 69.7% of sales were derived from U.S. customers and approximately 30.3% of sales were derived from international customers and fiscal year 2001 when approximately 67.0% of sales were derived from U.S. customers and approximately 33.0% of sales were derived from international customers. However, many domestic OEMs, primarily those in the satcom market, export their products, and management believes that some percentage of the Company’s sales to U.S. customers ultimately have international end-users. Excluding sales directly to the U.S. Government, which accounted for 19.3% of sales in fiscal year 2003, 17.5% of sales in fiscal year 2002 and 15.7% of sales in fiscal year 2001, no single customer accounted for more than 5% of the Company’s total sales in fiscal years 2003, 2002, or 2001.

Sales, Marketing and Service

     As of October 3, 2003, the Company had over 100 direct sales, marketing and technical support professionals representing the largest direct sales, service and technical support organization focused exclusively on high-power/high-frequency signal generation, amplification and transmission. Most of the Company’s sales professionals are responsible for marketing the Company’s entire product line. Company sales professionals receive extensive technical training in all of the Company’s products, which allows them to provide customers with appropriate technical support, including information on product application and implementation.

     In addition to its direct sales force, the Company utilizes over 35 external sales organizations and one stocking distributor, Richardson Electronics, Ltd., to service the needs of low volume customers. The majority of the third-party organizations that the Company utilizes are located outside the U.S. and focus primarily on customers in South America, Southeast Asia, the Far East, the Middle East, Africa and Eastern Europe. Through the use of third-party sales organizations, the Company has been better able to meet the needs of its foreign customers by establishing a local presence in lower volume markets.

     The Company also has a specialized network of thirteen service centers for the satcom replacement market. These service centers are located in the United States (California and New Jersey), Amsterdam, Brazil, China (2), India (2), Taiwan, Japan, Russia, Singapore and South Africa.

Manufacturing

     The Company manufactures its products within five manufacturing operations in North America. The Company has implemented modern manufacturing methodologies based upon “continuous improvement”, including Just In Time (“JIT”) materials handling, Demand Flow Technology (“DFT”), Statistical Process Control and Value Managed Relationships with suppliers and customers. The Company has achieved the ISO-9000 international certification standard.

     Generally, each of the Company’s manufacturing units use similar processes consisting of product development, purchasing, high level assembly and test. For satcom equipment, the process is primarily one of integration, and contract manufacturers are used whenever possible. Satcom equipment utilizes both vacuum electron devices (“VEDs”) and solid-state technology, and the satcom division procures certain of its components from the Company’s other manufacturing units. For VEDs, the process starts with procurement of raw material and sub-assemblies from qualified suppliers, who often deliver on a JIT basis. Raw materials are then formed, primarily by machining, cleaning and plating certain parts. These steps utilize statistical process control techniques to assure quality and high production yields. Subassembly is then performed to produce a vacuum envelope, the essential part of a vacuum electron device. This subassembly process is performed utilizing DFT, which helps to minimize inventory. Vacuum assemblies are processed by pumping the atmosphere from the assemblies while heating them in a furnace and simultaneously stimulating them with an electrical current. When this step is complete, final assembly and testing is performed on each product before shipment. The Company has developed sophisticated test programs to assure that each product meets operating specifications.

     Certain materials necessary for the manufacture of the Company’s products, such as molybdenum, cupernickel, OFHC copper, and some cathodes, are obtained from sole, or a limited group of, suppliers.

Competition

     The industries and markets in which the Company operates are highly competitive. The Company encounters competition in most of its business areas from numerous other companies, including L3 Electron Devices, E2V Technologies, Xicom Technologies and Thales Electron Devices, some of which have resources substantially greater than those of the Company. Some of these competitors are also customers of the Company. The Company’s ability to compete in its markets depends to a large extent on its ability to provide high quality products with shorter lead times at competitive prices, and its readiness in facilities, equipment and personnel.

     The Company must also continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid-state technology, or the development of new technology could adversely affect the Company’s market position and financial condition. Solid-state devices generally serve end-users’ low-power requirements, while only microwave vacuum electron devices currently serve higher-power and higher-frequency demands. The laws of physics limit the ability of solid-state technology to efficiently or cost effectively serve the high-power/high-frequency applications of the Company’s customers. The extreme operating parameters of these applications necessitate heat dissipation capabilities that are best satisfied by the Company’s vacuum electron device products. The Company’s management believes that each technology currently serves its own niche without significant overlap.

Backlog

     As of October 3, 2003, the Company had an order backlog of $172.1 million, representing approximately eight months of sales, compared to an order backlog of $145.1 million, or approximately seven months of sales, as of September 27, 2002. Although the backlog consists of firm orders for which goods and services are yet to be provided, these orders can be, and sometimes are, modified or terminated. However, the amount of modifications and terminations has historically not been material as compared to total contract volume.

Intellectual property

     The Company owns a number of United States and foreign patents having various expiration dates (collectively, the “Patents”). The Patents relate to various aspects of the technologies used by the Company in many of its operations. In addition to the Patents, the Company has certain trade secrets, know-how, trademarks and copyrights related to its technology and products. The Company also has acquired certain intellectual property rights and incurred certain obligations through license and research and development agreements with third parties. These agreements may include royalty-bearing licenses, technology cross licenses and manufacturing supply agreements. Management does not believe that any single patent or license is material to the success of the Company as a whole. As a result of contracts with the U.S. Government that contain patent and/or data rights clauses, the U.S. Government also has acquired royalty-free licenses or other rights in inventions and technology resulting from certain work done by the Company on behalf of the U.S. Government. The Company also has certain software license agreements with vendors and suppliers that affect the Company’s intellectual property rights. The Company generally enters into confidentiality agreements with its employees, consultants and vendors, and generally limits access to, and distribution of, its proprietary information. The Company maintains an intellectual property protection program designed to preserve the intellectual property assets for the Company’s future products. This program includes the filing of new domestic and foreign patent applications, copyright and trademark applications and the pursuit of enforcement of its intellectual property rights. Nevertheless, the Company cannot provide assurance that the steps taken by it will prevent misappropriation or loss of its technology.

     Six United States patents and one United States patent application, and their foreign counterparts, are jointly owned by the Company and Varian, along with related trade secrets and know-how, including drawings, manufacturing and testing processes and designs (the “Key Component Technology”). The Key Component Technology relates to the manufacture and testing of certain key electron beam guns and key medical klystrons, and any improvements thereto. The Company and Varian are parties to a Cross-License Agreement that allocates the rights to the Key Component Technology between the Company and Varian, on a royalty free basis.

Research and Development

     Company-sponsored research and development (“R&D”) expense was approximately $6.9 million, $5.9 million, and $5.8 million during fiscal year 2003, fiscal year 2002, and fiscal year 2001, respectively. Research and development expenses increased during fiscal year 2003 related to new product development for the communications, radar and medical markets. Customer-sponsored R&D was approximately $3.7 million, $5.2 million, and $5.0 million during fiscal year 2003, fiscal year 2002 and fiscal year 2001, respectively. For customer-sponsored R&D, the costs were charged to cost of sales to match revenue earned.

Employees

     As of October 3, 2003, the Company had approximately 1,490 employees, as compared to 1,480 employees as of September 27, 2002. The Company’s workforce has stabilized at this level after being reduced from approximately 1,720 at the end of fiscal year 2001. None of the Company’s employees is subject to a collective bargaining agreement although a limited number of the Company’s sales force members located in Europe are members of work councils or unions. The Company has not experienced any work stoppages and believes that it has good relations with its employees.

     Because of the specialized and technical nature of the Company’s business, the Company is dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel. There exists competition for such personnel, and the failure to retain and/or recruit additional or substitute key personnel in a timely manner could have a material adverse effect on the Company’s business and operating results.

U.S. Government Contracts and Regulations

     Management expects that in the foreseeable future a significant portion of the Company’s sales will continue to result from contracts with the U.S. Government, either directly or through prime contractors or subcontractors. The Company’s business with the U.S. Government is performed primarily under fixed-price contracts and, to a lesser degree, cost-plus contracts. Fixed-price contracts accounted for 96.9% of the Company’s U.S. Government sales in fiscal year 2003 and cost-plus contracts accounted for 3.1% of the Company’s U.S. Government sales in fiscal year 2003, as compared to fiscal year 2002, in which approximately 95.2% of U.S. Government sales were from fixed-price contracts and approximately 4.8% of U.S. Government sales were from cost-plus contracts and fiscal year 2001, in which approximately 96.2% of U.S. Government sales was from fixed-price contracts and approximately 3.8% of U.S. Government sales was from cost-plus contracts.

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

     U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or upon default by the contractor. Cost-plus contracts provide that, upon termination, the contractor is generally entitled to reimbursement of its incurred costs and, if the termination is for convenience, a fee proportionate to the percentage of the work completed under the contract is permitted. If the termination is for default, a contractor may also receive a fee proportionate to any items delivered to and accepted by the U.S. Government. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government, and, if the termination is for convenience, for reimbursement of its other incurred costs and a reasonable profit on incurred costs. If a contract termination is for default, however, (i) the contractor is paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government, (ii) the U.S. Government is not liable for the contractor’s incurred costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts and (iii) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

     In addition to the right of the U.S. Government to terminate its contracts, U.S. Government contracts are conditioned upon the availability of congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take many years. Consequently, at the outset of a major program, multi-year contracts are usually funded for only the first year (including any termination penalty), and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

     The Company’s contracts with foreign governmental defense agencies are subject to certain similar limitations and risks as those encountered with U.S. Government contracts. Licenses are required from U.S. Government agencies to export many of the Company’s products. Certain of the Company’s products are not permitted to be exported.

     Due to its business with the U.S. Government, the Company may also be subject to “qui tam” (whistle blower) suits brought by private plaintiffs in the name of the U.S. Government upon the allegation that the Company submitted a false claim to the U.S. Government, as well as to false claim suits brought by the U.S. Government. A judgment against the Company in a qui tam or false claim suit could cause the Company to be liable for substantial damages and could carry penalties of suspension or debarment which would make the Company ineligible to be awarded any U.S. Government contracts for a period of up to three years and, as a result, could potentially have a material adverse effect on the Company’s financial condition and results of operations.

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

     Varian has agreed to indemnify the Company for environmental claims arising from the operations of Varian’s Electron Devices Business (including pre-existing contamination) prior to August 11, 1995, subject to certain exceptions and limitations. Environmental investigation and remedial work is being undertaken by Varian at three of the Company’s manufacturing facilities, Palo Alto, California, Beverly, Massachusetts and Georgetown, Ontario, Canada. Although the Company believes that Varian currently has sufficient financial resources to satisfy its environmental indemnification obligations to the Company, because of the long-term nature of Varian’s remediation obligations, there can be no assurance that Varian will continue to have the financial resources to comply fully with its indemnification obligations to the Company. Unreimbursed liabilities arising from environmental claims, if significant, could have a material adverse effect on the Company’s results of operations and financial condition.

     The Company subleases a portion of the larger Varian Palo Alto campus, for which Varian has entered into a Consent Order with the California Environmental Protection Agency for remediation of soil and groundwater contamination. The Palo Alto site abuts a federal Superfund site and a state Superfund site. In addition, Varian has been sued or threatened with suit with respect to some of the Company’s facilities. To date, Varian has, generally at its expense, conducted required investigation and remediation work at the Company’s facilities and responded to environmental claims arising from Varian’s prior operations of the Electron Devices Business.

     The Company’s San Carlos, California facility also has soil and groundwater contamination that may require remediation. On February 7, 2003, Holding entered into an agreement for the sale of the San Carlos real property. In addition to customary closing and due diligence conditions, the sale of the property is contingent upon completion of environmental remediation and demolition of existing structures, to be agreed upon by the parties. The purchaser has not completed or approved its due diligence investigations of the property, and there is no assurance that it will do so or that the other conditions to closing will be satisfied.

     With certain limited exceptions, the Company is not indemnified by Varian for environmental claims arising from the Company’s operations after August 11, 1995. The Company cannot provide assurance that it will not incur material costs or liabilities in connection with proceedings or claims related to environmental conditions arising from its operations after 1995.

Item 2: Properties

     The Company owns, leases or subleases manufacturing, assembly, warehouse, service and office properties having an aggregate floor space of approximately 1,075,000 square feet, of which approximately 29,000 square feet are leased or subleased to third parties. The table that follows provides summary information regarding principal properties owned or leased by the Company:

Property	Owned		Leased/Subleased

	(square footage)
San Carlos, California	322,000	(a)
Beverly, Massachusetts	169,385	(b)
Georgetown, Ontario, Canada	126,000		21,975
Palo Alto, California	—		419,000	(c)
Various locations	—		16,355	(d)

(a)	The San Carlos, California square footage includes approximately 20,736 square feet leased to one tenant who provides services to the Company and others.

(b)	The Beverly, Massachusetts square footage also includes approximately 2,950 square feet leased to two tenants.

(c)	This facility is primarily leased by way of assignment of Varian’s lessee interest with the remainder subleased from Varian. The Palo Alto, California square footage includes approximately 5,470 square feet subleased to two tenants.

(d)	Includes both leased facilities occupied entirely by the Company’s field sales and service organizations and three foreign shared use facilities that the Company is sharing for varying periods of time under rental agreements with Varian.

     The lenders under CPI’s secured credit facility, have a security interest in all of the Company’s interest in the real property that it owns and leases, excluding its San Carlos, California real property.

     On December 22, 2000, a sale-leaseback transaction related to CPI’s facilities in San Carlos was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real property, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million maturing in December 2009, with interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding’s option, by issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank. During fiscal year 2002, the loan was extended until June 1, 2003 and a principal payment of $0.2 million was made. During fiscal year 2003, the loan was extended until January 31, 2004 and another principal payment of $0.3 million was made. The loan bears interest at LIBOR plus 4.25% and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property. Holding has entered into an agreement for the sale of the San Carlos property to an unrelated party. As discussed above in Item 1 “Business—Environmental Matters,” the proposed sale is subject to various conditions.

     The Company’s headquarters and one principal complex, including one of the Company’s manufacturing facilities, located at the Palo Alto, California site are leased by way of assignment, or subleased, from Varian or one of its affiliates or former affiliates. Therefore, the Company’s occupancy rights are dependent on the tenant’s fulfillment of its responsibilities to the master lessor, including its obligation to continue environmental remediation activities under a consent order with the California Environmental Protection Agency. The consequences of the loss by the Company of such occupancy rights could include the loss of valuable improvements and favorable lease terms, the incurrence of substantial relocation expenses and the disruption of the Company’s business operations.

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

Item 4: Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5: Market for the Registrant’s Common Equity and Related Shareholder Matters

     CPI is a wholly owned subsidiary of Holding. There is no established public trading market for the common stock of CPI or Holding. As of December 8, 2003, there were approximately forty-five holders of record of common stock of Holding and one holder of the common stock of CPI. No cash dividends have been declared on the common stock of CPI or Holding during the two most recent fiscal years. Restrictive covenants under the Company’s credit facility generally restrict the declaration or payment of dividends on common stock of CPI or Holding. The Indenture and the Senior Notes also restrict the declaration and payment of dividends unless, among other things, certain financial covenants are satisfied.

     See Item 11 “Executive Compensation—Holding’s 2000 Stock Option Plan” for a discussion of Securities Authorized for Issuance Under Equity Compensation Plans.

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

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION AND SUBSIDIARIES
FIVE-YEAR SELECTED FINANCIAL DATA

	Fiscal Year

(Dollars in Thousands)	2003	2002	2001	2000	1999

Statement of Operations Data:
Sales	$265,434	251,245	272,521	243,054	255,680
Gross profit	81,477	59,056	49,189	54,306	56,042
(Gain) loss on sale of SSPD (a)	(136)	3,004	—	—	—
Operating income	41,164	14,329	4,837	8,303	8,752
Interest expense	14,540	16,508	20,734	18,663	17,805
Income tax expense	10,076	4,554	2,950	1,232	605

Net income (loss) before preferred dividends	$16,548	(6,733)	(18,847)	(11,592)	(9,658)

EBITDA (b)	$47,457	28,666	18,183	23,619	22,527
Certain Non-Cash Charges:
Depreciation and amortization	$6,293	11,304	13,346	15,316	13,635
Amortization of deferred debt issuance costs	1,383	1,629	1,987	1,288	1,209
Capital expenditures	3,067	3,378	5,788	5,325	8,588
Balance Sheet Data:
Working capital	$17,241	1,101	22,048	19,881	26,907
Total assets	181,968	156,189	204,067	226,985	233,584
Long-term debt and redeemable preferred stock	128,907	128,693	148,569	139,160	142,039
Total stockholders’ deficit	(65,445)	(73,104)	(57,608)	(31,188)	(12,962)

     The Company has paid no cash dividend on its common stock in any of the years presented above.

(a)	On September 26, 2002, the Company sold its Solid state Products Division (SSPD). The net pretax loss of $3.0 million included approximately $2.5 million for the write-off of goodwill.

(b)	EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization and certain non-recurring charges. A reconciliation of EBITDA to income (loss) before taxes is as follows:

	Fiscal Year

(Dollars in Thousands)	2003	2002	2001	2000	1999

EBITDA	$47,457	28,666	18,183	23,619	22,527
Less: Depreciation and amortization	6,293	11,304	13,346	15,316	13,635
Other	—	3,033	—	—	140
Interest Expense	14,540	16,508	20,734	18,663	17,805

Income (loss) before taxes	$26,624	(2,179)	(15,897)	(10,360)	(9,053)

In fiscal year 2002, EBITDA also excludes the non-cash write-off of goodwill associated with the sale of SSPD of $2.5 million and the non-cash impairment loss of $0.5 million related to plant and equipment used in the satcom equipment segment.

EBITDA is presented because the Company believes that EBITDA is used by some investors as a financial indicator of a company’s ability to service indebtedness. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company including debt service, taxes and cash expenditures for various long-term assets. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

COMMUNICATIONS & POWER INDUSTRIES, INC. AND SUBSIDIARIES
FIVE-YEAR SELECTED FINANCIAL DATA

	Fiscal Year

(Dollars in Thousands)	2003	2002	2001	2000	1999

Statement of Operations Data:
Sales	$265,434	251,245	272,521	243,054	255,680
Gross profit	81,477	59,056	49,189	54,306	56,042
(Gain) loss on sale of SSPD (a)	(136)	3,004	—	—	—
Operating income	39,691	12,961	3,813	8,303	8,752
Interest expense	12,511	14,463	18,646	18,663	17,805
Income tax expense	10,325	4,559	2,950	1,232	605

Net income (loss) before preferred dividends	$16,855	(6,061)	(17,783)	(11,592)	(9,658)

EBITDA (b)	$45,443	26,639	16,661	23,619	22,527
Certain Non-Cash Charges:
Depreciation and amortization	$5,752	10,645	12,848	15,316	13,635
Amortization of deferred debt issuance costs	1,294	1,557	1,655	1,288	1,209
Capital expenditures	3,067	3,378	5,788	5,325	8,588
Balance Sheet Data:
Working capital	$33,149	17,837	39,265	19,881	26,907
Total assets	174,881	148,501	195,649	226,985	233,584
Long-term debt and redeemable preferred stock	135,794	136,004	156,304	139,160	142,039
Total stockholders’ deficit	(34,211)	(45,918)	(34,450)	(12,018)	3,660

     The Company has paid no cash dividend on its common stock in any of the years presented above.

(a)	On September 26, 2002, the Company sold its Solid state Products Division (SSPD). The net pretax loss of $3.0 million included approximately $2.5 million for the write-off of goodwill.

(b)	EBITDA represents earnings before provision for income taxes, interest expense, depreciation and amortization and certain non-recurring charges. A reconciliation of EBITDA to income (loss) before taxes is as follows:

	Fiscal Year

(Dollars in Thousands)	2003	2002	2001	2000	1999

EBITDA	$45,443	26,639	16,661	23,619	22,527
Less: Depreciation and amortization	5,752	10,645	12,848	15,316	13,635
Other	—	3,033	—	—	140
Interest Expense	12,511	14,463	18,646	18,663	17,805

Income (loss) before taxes	$27,180	(1,502)	(14,833)	(10,360)	(9,053)

In fiscal year 2002, EBITDA also excludes the non-cash write-off of goodwill associated with the sale of SSPD of $2.5 million and the non-cash impairment loss of $0.5 million related to plant and equipment used in the satcom equipment segment.

EBITDA is presented because the Company believes that EBITDA is used by some investors as a financial indicator of a company’s ability to service indebtedness. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirement, and the items excluded from EBITDA, such as depreciation and amortization, are significant components in assessing the Company’s financial performance. Other significant uses of cash flows are required before cash will be available to the Company including debt service, taxes and cash expenditures for various long-term assets. The Company’s calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of operations

     The following discussion reflects the consolidated results of Holding, which are materially consistent with those of CPI except as identified below, and should be read in conjunction with the consolidated financial statements and notes thereto:

Overview

     The Company serves the radar, electronic countermeasures, medical, communications, industrial and scientific markets. In addition, the Company divides the communications market into applications for ground-based satellite uplinks for military and commercial uses and broadcast sectors. The Company defines and discusses its orders and sales trends by these end markets in order to more clearly relate its business to outside investors. Internally, however, the Company is organized into five operating units that are differentiated based on products. Four of these operating units comprise the Company’s vacuum electron device (“VED”) segment. The Company also has a satcom equipment segment. Segment data is included in Note 13 of the Notes to Consolidated Financial Statements.

     Orders for fiscal year 2003 were $291.4 million, an increase of $43.2 million from fiscal year 2002. The increase from fiscal year 2002 levels reflects higher demand for products in the radar, electronic countermeasures, medical and communications markets. Radar orders were $124.1 million, an increase of $23.1 million, or 22.9%, from $101.0 million in fiscal year 2002. Orders in the electronic countermeasures market have increased $9.7 million, or 63.8%, to $24.9 million from $15.2 million in fiscal year 2002. The increase in radar and electronic countermeasure orders reflect continued growth in the U.S. defense budget stemming principally from the Department of Defense’s recent expanded emphasis on addressing terrorism and homeland security. This funding has resulted in an increase in new radar system development and deployment, including increases in the rate at which naval surface combat ships are being built. In addition, protection of military assets has become a very high priority resulting in the continuing funding of new, upgrade and replenishment programs in the electronic countermeasure area. The Company has enjoyed growth in both the radar and electronic countermeasures market due to its strong participation in these various initiatives and platforms. Medical orders increased by $6.0 million, or 18.0%, to $39.3 million from $33.3 million in fiscal year 2002. The increase was due to higher orders for VED’s used in cancer therapy systems and magnetic resonance imaging, and x-ray generator and power supply products used in x-ray imaging. Communication orders increased by $10.8 million, or 14.9%, to $83.1 million from fiscal year 2002, due principally to several large orders from direct-to-home service suppliers. These orders shipped by the end of fiscal year 2003. The Company anticipates a slight rebound in the traditional communications market and expects order levels of approximately $80 million for fiscal year 2004. These order increases were offset in part by declines in the industrial and scientific markets of $2.3 million and $4.1 million, respectively, from fiscal year 2002. The slight decline in the industrial market is attributable to the weakness in the semiconductor market. Order levels for the industrial market for fiscal year 2004 are expected to continue at the $13 million level. Orders for products sold to the scientific market, the Company’s smallest market, decreased from $9.8 million in fiscal year 2002 to $5.6 million in fiscal year 2003. Orders in this market are historically one-time type projects and thus difficult to predict. Also, incoming order levels fluctuate significantly on a quarterly basis and a particular year’s order rate may not be indicative of future order levels. In addition, the Company’s sales are highly dependent upon manufacturing scheduling and performance and, accordingly, it is not possible to accurately predict when orders will be recognized as sales.

     Sales for fiscal year 2003 were $265.4 million compared to sales of $251.2 million in fiscal year 2002, an increase of $14.2 million, or 5.7%. This increase was primarily related to higher sales in the radar and medical markets. Sales in the radar market increased $9.4 million to $102.6 million in fiscal year 2003 due to higher spending by the Department of Defense. Sales of products in the medical market of $38.2 million have increased $8.9 million, or 30.4%, from fiscal year 2002 due to sales of VED’s in cancer treatment applications and the Company’s x-ray generator products. The increase in the radar and medical markets were offset in part by a $4.2 million decrease in sales in the industrial market attributable primarily to a weak semiconductor market. With respect to the remaining markets, sales for fiscal year 2003 remained stable as compared to fiscal year 2002 levels.

     In fiscal 2004, orders are expected to decrease by approximately five to ten percent from the record high fiscal year 2003 levels. The Company expects that orders in the commercial communications market will decrease slightly from the 2003 levels as the orders from direct-to-home service suppliers are not expected to recur at the same levels. Radar and medical orders are expected to remain strong during fiscal year 2004. Orders in the electronic countermeasure market are likely to decline from their 2003 levels, as logistic agencies are catching up on needed repairs and spares. Orders in the industrial and scientific markets are expected to be relatively stable as compared to fiscal year 2003.

     On September 26, 2002, the Company sold the assets used in its Solid State Products Division (“SSPD”) to KMIC Technology Inc., a company owned by the former management of SSPD. The Company received approximately $0.9 million in cash and a $0.3 million unsecured promissory note. The note bears interest at 12% per annum and is payable as follows: one-third of the principal plus unpaid interest is due October 1, 2003 with the remaining balance payable in eight equal, quarterly installments of principal and interest beginning January 1, 2004 and ending October 1, 2005. During fiscal year 2002, the sale resulted in a charge to operations of approximately $3.0 million, which represents the net assets sold including approximately $2.5 million in goodwill and costs and expenses of the transaction, net of $0.9 million of cash received from the sale of the operation’s net assets. Due to the uncertainty of ultimate collection, the proceeds from the promissory note will be recognized when the cash payments are received. During fiscal year 2003, a principal payment of $0.1 million was received from KMIC Technology Inc. In connection with the SSPD transaction, the Company agreed, subject to certain limitations and exceptions, not to engage in the manufacture of intermediate power amplifiers for satcom amplifiers (“IPA’s”) for a 3-year period. In addition, the Company agreed to purchase from KMIC Technology Inc. $0.7 million of its IPA’s per year for such 3-year period at market value.

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

     Warranty Reserves

     The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation at the time of sale as an additional cost of the product. Management’s estimates are based on historical costs for warranty, and adjusted when circumstances indicate that future costs are expected to vary from historical levels. If actual product failure rates or material usage incurred differs from the Company’s estimates, then revisions to the estimated warranty liability would be required.

     Inventory Valuation

     Inventories are stated at the lower of average cost or market (net realizable value). The carrying value of inventory is reduced for estimated obsolescence or unmarketability based upon assumptions about future demand, market conditions, product lifecycles and product pricing. If the Company’s assumptions were to be substantially different than estimated, further adjustments could be required. While these estimates require management to make assumptions and judgments, management believes its understanding of the markets and customers the Company serves, as well as the mature nature of many of the products the Company manufactures, provides it with the ability to make reliable estimates. Management also evaluates the carrying value of inventory for lower of cost or market on an individual product or contract basis. Analyses are performed based on the estimated costs at completion, and if necessary, a provision is recorded to properly reflect the inventory value of the products or contracts at the lower of cost or net realizable value (selling price less estimated cost of disposal. If estimated contract costs based on these analyses for fixed-price contracts, which represent virtually all of our contracts, were to be substantially higher than originally estimated, provisions could also be required, and in such a case, the Company would record a reserve that would be charged to costs of goods sold.

     Impairment of Long-Lived Assets

     The Company reviews long-lived assets excluding intangible assets which are covered by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to future net cash flows expected to be generated from the operation and sale of long-lived assets. If such assets are considered to be impaired, the Company’s carrying value is reduced to its estimated fair value. Adverse changes in the customers and markets served by the Company could result in future impairments of long-lived assets.

     Goodwill and Intangible Asset Impairment

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company performed a goodwill impairment test in the first quarter of fiscal year 2003, upon adoption of SFAS No. 142. The Company also performed another goodwill impairment test during the fourth quarter of the 2003 fiscal year. No impairment was noted based on either test. Goodwill and certain other corporate assets and liabilities are assigned to the reporting units which are consistent with the Company’s operating divisions. The fair value of the reporting units are then compared to the carrying value to determine if there is any potential impairment. The process of evaluating potential impairment is subjective and requires judgments regarding revenue forecasts, discount rates, and weighted average cost of capital among other things. Adverse changes in the industries served by the Company, customer demand or other market conditions could result in future impairments of goodwill.

Results of Operations

     The following table sets forth Holding’s historical results of operations as a percentage of sales for each of the periods indicated.

	Fiscal Year

	2003	2002	2001

Sales	100.0%	100.0%	100.0%
Cost of sales	69.3	76.5	82.0

Gross profit	30.7	23.5	18.0
Research and development	2.6	2.3	2.1
Selling and marketing	5.9	6.4	6.4
General and administrative (a)	6.8	7.9	7.7
(Gain) loss on sale of SSPD	(0.1)	1.2	—

Operating income	15.5	5.7	1.8
Interest expense	5.5	6.6	7.6

Income (loss) before taxes	10.0	(0.9)	(5.8)
Income tax expense	3.8	1.8	1.1

Net income (loss)	6.2%	(2.7)%	(6.9)%

Other Data:
Preferred Dividends	3.7%	3.4%	2.7%

(a) General and administrative expense includes foreign currency gain (loss).

     Fiscal Year 2003 Compared to Fiscal Year 2002

     Sales. Sales for fiscal year 2003 of $265.4 million were $14.2 million higher than the prior year level of $251.2 million due primarily to increased demand for radar and medical products. Radar sales increased $9.4 million from fiscal year 2002 due to growth in the U.S. defense budget related to the Department of Defense’s recent expanded emphasis on addressing terrorism and homeland security. This funding has resulted in an increase in new radar system development and deployment, including increases in the rate at which naval surface combat ships are being built. Sales of products in the medical market of $38.2 million have increased by $8.9 million, or 30.4%, from fiscal year 2002 due to sales of VEDs in cancer treatment applications and the Company’s x-ray generator products. Electronic countermeasure and scientific sales were $22.5 million and $8.3 million, respectively, represents increases of $0.8 million and $1.6 million, respectively, from fiscal year 2002. These increases were offset in part by decreased sales in the communications and industrial markets. Communications sales were $82.5 million, a decrease of $2.3 million, or 2.7%, from fiscal year 2002 sales of $84.8 million. The decrease is primarily a result of the Company’s exit from the solid state business at the end of fiscal year 2002. The solid state business contributed approximately $3.5 million in sales in fiscal year 2002. Sales in the industrial market decreased $4.2 million from fiscal year 2002 due primarily to a weak semiconductor market.

     Gross Margin. Gross margin as a percentage of sales increased to 30.7% in fiscal year 2003 from 23.5% of sales in fiscal year 2002. The increase in gross profit as a percentage of sales resulted primarily from gains in production efficiencies from the increase in sales volume, resolution of technical problems, favorable product mix, improved pricing for certain products and completion of contracts with lower pricing in prior periods. In addition, gross profit for fiscal year 2003 does not include lower margin products from SSPD , which was sold in September of 2002. In addition, margin fluctuations are expected from period to period due to the variation in the mix of products sold during any period.

     Research and Development Expenses. Research and development expenses in fiscal year 2003 increased by $1.0 million to $6.9 million, or 2.6% of sales, compared to fiscal year 2002’s level of $5.9 million, or 2.3% of sales. The increase can be attributed to new product development including outdoor amplifiers for the satcom communications market, new low cost x-ray generators for the medical market and air-cooled transmitter products for the synthetic aperture radar market.

     Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses in fiscal year 2003 were $33.6 million, or 12.7% of sales, compared to $35.9 million, or 14.3% of sales, in fiscal year 2002. The total amount of selling and marketing costs decreased slightly as compared to fiscal year 2002. General and administrative costs decreased by $1.8 million to $17.9 million from fiscal year 2002. The decrease relates to the elimination of goodwill amortization expense in fiscal year 2003 upon adoption of SFAS No. 142, a reduction in capital lease amortization related to the Company’s enterprise resource planning system which was fully amortized in fiscal year 2002, and elimination of operating expenses from the SSPD Division that was sold in September 2002. The decreases in general and administrative expenses were offset in part by stock compensation expense of $0.8 million recorded by the Company related to 100,000 shares of common stock purchased by certain executive officers for $0.1 million in cash in March 2003 at a price subsequently determined to be less than fair value as determined by an independent appraisal. In addition, $0.2 million of stock compensation expense was recognized related to stock option grants in fiscal year 2003.

     Gain on Sale of SSPD. The $0.1 million gain on sale of SSPD represents a principal payment on the unsecured promissory note due from KMIC Technology Inc. for the purchase of SSPD as described above in “—Overview.”

     Interest Expense. Interest expense in fiscal year 2003 was $14.5 million, a decrease of $2.0 million from fiscal year 2002. The decrease can be attributed primarily to the prepayment of the $20.0 million term loan in June 2002. The interest on the term loan accrued at a rate equal to the prime rate plus 5.50% which resulted in approximately $1.7 million of interest expense in fiscal year 2002.

     Net Income. Net income before taxes and preferred dividends was $26.6 million for fiscal year 2003 compared to a net loss before taxes and preferred dividends of $2.2 million for fiscal year 2002. Net income after taxes but before preferred dividends was $16.5 million, an improvement of $23.3 million compared to losses of $6.7 million for fiscal year 2002. The tax expense for fiscal year 2003 represents an effective tax rate of approximately 38%. The Company’s net loss for fiscal year 2002 reflected income tax expense in spite of a consolidated pretax loss, as a result of the recognition of a 100% valuation allowance for net operating losses previously recognized.

     Differences Between Holding and CPI. CPI’s operating results differ slightly from Holding’s operating results due to a sale-leaseback transaction between CPI and Holding that took place in December 2000. (See further discussion under “Financial Condition of Holding”). In fiscal year 2003, CPI’s net income before taxes was $27.2 million, which was approximately $0.6 million higher than Holding’s net income before taxes. As a result of this transaction, operating costs for CPI were approximately $1.5 million higher than those of Holding due to rental payments paid by CPI to Holding for use of the San Carlos facility, offset by amortization of the deferred gain on the sale-leaseback and additional depreciation by Holding on the San Carlos facility. Interest expense, net, for CPI was approximately $2.0 million lower than that of Holding. The decrease primarily relates to the fact that Holding’s interest expense includes interest paid on the mortgage financing of the San Carlos facility. In addition, interest income from Holding of $0.9 million related to an intercompany receivable is included in CPI’s results, but is eliminated upon consolidation for Holding. All other operations data for CPI is consistent with Holding’s operations data for fiscal year 2003.

     Fiscal Year 2002 Compared to Fiscal Year 2001

     Sales. Sales for fiscal year 2002 of $251.2 million were $21.3 million lower than the prior year level of $272.5 million due primarily to the continued weakness in the commercial communications market. Communications sales were $84.8 million, a decrease of $25.0 million, or 22.8%, from fiscal year 2001 sales of $109.8 million. Industrial and electronic countermeasure sales were $15.5 million and $21.7 million, respectively, which represents a decrease of $4.5 million and $0.2 million, respectively, from fiscal year 2001. Radar, medical and scientific sales, on the other hand, increased by $5.3 million, $1.9 million and $1.2 million, respectively from fiscal year 2001. Sales in the radar and scientific markets of $93.2 million and $6.7 million, respectively benefited from increased military and research spending. Sales of products in the medical market of $29.3 million have increased due to sales of VEDs in cancer treatment applications and the Company’s new line of generators used in x-ray applications.

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

     Research and Development Expenses. Research and development expenses in fiscal year 2002 increased by $0.1 million to $5.9 million, or 2.3% of sales, compared to fiscal year 2001’s level of $5.8 million, or 2.1% of sales. The slight increase can be attributed to increased research and development activities at the Company’s satcom equipment segment offset by increased customer funded development at the Company’s division in Beverly, Massachusetts.

     Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses in fiscal year 2002 were $35.9 million or 14.3% of sales compared to $38.6 million, or 14.2% of sales in fiscal year 2001. Selling and marketing costs decreased approximately $1.4 million in fiscal year 2002 due primarily to reductions in commissions as a result of weaker sales, lower headcount in Europe and various cost reduction programs. General and administrative costs decreased by $1.1 million to $19.8 million from fiscal year 2001. The decrease primarily relates to reduced general and administrative costs associated with the relocation of the satcom division to Canada as well as a reduction in overall spending due to cost reduction programs in place. These decreases were offset in part by higher management performance incentives. In addition, fiscal year 2001 general and administrative costs included a gain of $0.9 million on the sale of rental property in Beverly, Massachusetts.

     Loss on Sale of SSPD. On September 26, 2002, the Company sold SSPD to KMIC Technology Inc., a company owned by the former management of SSPD. The Company received approximately $0.9 million in cash and a $0.3 million unsecured promissory note. The sale resulted in a fourth quarter charge to operations of approximately $3.0 million which represents the book value of the net assets sold including approximately $2.5 million in goodwill and costs and expenses of the transaction, net of $0.9 million of cash received from the sale of the operation’s net assets. Due to the uncertainty of ultimate collection, the proceeds from the promissory note will be recognized when the cash payments are received.

     Interest Expense. Interest expense in fiscal year 2002 was $16.5 million, a decrease of $4.2 million from fiscal 2001. The decrease is due primarily to a reduction in outstanding debt as well as lower interest rates.

     Net Loss. Net loss before taxes and preferred dividends was $2.2 million for fiscal year 2002 compared to a net loss before taxes and preferred dividends of $15.9 million for fiscal year 2001. Net loss after taxes but before preferred dividends was $6.7 million, an improvement of $12.1 million compared to losses of $18.8 million for fiscal year 2001. In spite of a consolidated pretax loss, a provision for income tax expense was booked in fiscal year 2002 based on the establishment of a 100% valuation allowance. The fiscal year 2001 provision for income tax expense was primarily due to the release of amounts previously accrued for potential examinations by tax authorities and deferred income tax expense resulting from the recognition of a 100% valuation allowance for net operating losses previously recognized, carryforwards in the United States, and foreign taxes.

     Differences Between Holding and CPI. CPI’s operating results differ slightly from Holding’s operating results due to a sale-leaseback transaction between CPI and Holding that took place in December 2000. (See further discussion under “Financial Condition of Holding”). In fiscal year 2002, CPI’s net loss before taxes was $1.5 million, which was approximately $0.7 million lower than Holding’s net loss before taxes. As a result of this transaction, operating costs for CPI were approximately $1.4 million higher than those of Holding due to rental payments paid by CPI to Holding for use of the San Carlos facility, offset by amortization of the deferred gain on the sale-leaseback and additional depreciation by Holding on the San Carlos facility. Interest expense, net, for CPI was approximately $2.0 million lower than that of Holding. The decrease primarily relates to the fact that Holding’s interest expense includes interest paid on the mortgage financing of the San Carlos facility. In addition, interest income from Holding of $0.9 million related to an intercompany receivable is included in CPI’s results, but is eliminated upon consolidation for Holding. All other operations data for CPI is consistent with Holding’s operations data for fiscal year 2002.

Financial Condition of Holding

     As of October 3, 2003, cash and cash equivalents were $33.8 million, as compared to $2.7 million at September 27, 2002. The majority of the $31.0 million increase relates to cash generated from operating activities, offset in part by cash used in investing and financing activities in fiscal year 2003 of $2.9 million and $1.3 million, respectively. Cash provided by operating activities of $35.3 million was generated primarily from $16.5 million in net income, non-cash depreciation and amortization of $7.7 million and increases in current liabilities of $9.2 million. Cash provided by operating activities in fiscal year 2002 was $44.0 million despite a net loss of $6.7 million due to significant reductions in accounts receivable and inventories from the prior year.

     Net cash used in investing activities was $2.9 million in fiscal year 2003, $2.5 million in fiscal year 2002, and $3.8 million in fiscal year 2001. Investing activities were comprised principally of investment in property, plant and equipment totaling $3.1 million in fiscal year 2003, $3.4 million in fiscal year 2002, and $5.8 million in fiscal year 2001. The use of cash for investment in property, plant and equipment in fiscal year 2003 and 2002 was partially offset by cash proceeds from the fiscal year 2002 sale of SSPD of $0.1 million and $0.9 million, respectively. The use of cash for investment in property, plant and equipment in fiscal year 2001 was partially offset by cash proceeds for the sale of property, plant and equipment of $1.9 million. The Company’s continuing operations typically do not have large capital requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The Company expects the level of capital expenditures in fiscal year 2004 to be moderately higher than fiscal year 2003 levels; however, the Company will continue to manage capital expenditures consistent with business conditions.

     Financing activities during fiscal year 2003 were related primarily to payment of debt issuance costs and principal on Holding’s mortgage financing, offset by proceeds from the sale by Holding of common stock to members of management.

     In a further effort to provide capital and liquidity in the long term and in an effort to decrease production costs and more efficiently use the Company’s facilities, the Company relocated its satcom division’s production operation from Palo Alto, California to its facility in Ontario, Canada during fiscal year 2001 and 2002. Also, during fiscal year 2001, the Company relocated its administrative offices into a single building in Palo Alto.

     As of October 3, 2003, the Company had $30.0 million available under its revolving line of credit that expires May 31, 2005. The following table provides a summary of the effect on liquidity and cash flows from the Company’s contractual obligations as of October 3, 2003:

	Due in Fiscal Years

	2004		2005	2006	2007	2008	Thereafter	Total

				(in thousands)
	(a	)
Debt obligations	$17,500		100,000	—	—	—	—	117,500
Noncancellable operating leases	1,127		888	268	80	71	2,436	4,870
Senior Redeemable Preferred Stock	—		—	—	28,907	—	—	28,907

Total cash obligations	$18,627		100,888	268	28,987	71	2,436	151,277

Standby letters of credit	$3,317		2,018	—	—	—	—	5,335

(a) See December 4, 2003 notice to registered holders of Notes below.

     The Company’s debt obligations include mortgage financing of Holding in the amount of $17.5 million incurred by Holding in connection with the purchase by Holding of the San Carlos real property. This mortgage financing was refinanced in June 2003. Under the terms of the refinancing, the loan was extended until January 31, 2004. During fiscal years 2002 and 2003, the Company repaid $0.5 million in principal amount of loan in two installments, one on June 1, 2002 and one on December 1, 2002. Restrictions in the Indenture and the Senior Notes and in the Company’s credit facility prohibit CPI from distributing cash to Holding to satisfy this obligation. Management expects to either refinance this obligation or to enter into a sale or other transaction with respect to this property. Holding has entered into an agreement to sell the San Carlos property. As discussed above in Item 1 “Business—Environmental Matters,” the proposed sale is subject to various conditions.

     On December 4, 2003, the trustee under the Indenture on behalf of, CPI, issued a notice to all of the registered holders of the Senior Notes, notifying them that CPI has elected to redeem $26,000,000 in principal amount of the Senior Notes on January 5, 2003. The redemption will occur at a price equal to 101.5% of the principal amount of such notes plus accrued and unpaid interest to January 5, 2003. See Item 1 “Business—Recent Events—Redemption of Senior Subordinated Notes of CPI.”

     Upon the occurrence of a change in control, the Company shall make an offer to each holder of the Senior Preferred Stock at a purchase price in cash equal to 101.0% of the aggregate liquidation preference thereof plus accumulated and unpaid dividends thereon to the date of repurchase.

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

Financial Condition of CPI

     As of October 3, 2003, cash and cash equivalents were $33.8 million, as compared to $2.7 million at September 27, 2002. The majority of the $31.0 million increase relates to cash generated from operating activities, offset in part by cash used in investing and financing activities in fiscal year 2003 of $2.9 million and $1.1 million, respectively. Cash provided by operating activities of $35.1 million was generated primarily from $16.9 million in net income, non-cash depreciation and amortization of $7.0 million and increases in current liabilities of $9.8 million. Cash provided by operating activities in fiscal year 2002 was $43.8 million despite a net loss of $6.1 million due to significant reductions in accounts receivable and inventories from the prior year.

     Net cash used in investing activities was $2.9 and $2.5 million in fiscal years 2003 and 2002, respectively. Net cash provided by investing activities was $13.4 million in fiscal year 2001. Net cash used in investing activities were comprised principally of investment in property, plant and equipment totaling $3.1 million in fiscal year 2003, $3.4 million in fiscal year 2002, and $5.8 million in fiscal year 2001. The use of cash for investment in property, plant and equipment in fiscal year 2003 and 2002 was partially offset by cash proceeds from the fiscal year 2002 sale of SSPD of $0.1 million and $0.9 million, respectively. In fiscal year 2001, the use of cash for investment in property, plant and equipment was offset by cash proceeds from the sale by CPI of the San Carlos, California facility to Holding of $17.3 million and the sale of rental property at the Company’s Beverly, Massachusetts facility of $1.9 million. The Company’s continuing operations typically do not have large capital requirements. Capital expenditures are generally made to replace existing assets, increase productivity, facilitate cost reductions or meet regulatory requirements. The Company expects the level of capital expenditures in fiscal year 2004 to be moderately higher than fiscal year 2003 levels; however, the Company will continue to manage capital expenditures consistent with business conditions.

     In a further effort to provide capital and liquidity in the long term and in an effort to decrease production costs and more efficiently use the Company’s facilities, the Company relocated its Satcom Division’s production operation from Palo Alto, California to its facility in Ontario, Canada during fiscal year 2001 and 2002. Also, during fiscal year 2001, the Company relocated its administrative offices into a single building in Palo Alto.

     As of October 3, 2003, the Company had $30.0 million available under its revolving line of credit that expires May 31, 2005. The following table provides a summary of the effect on liquidity and cash flows from the Company’s contractual obligations as of October 3, 2003:

	Due in Fiscal Years

	2004		2005	2006	2007	2008	Thereafter	Total

				(in thousands)
	(a	)
Debt obligations	$—		100,000	—	—	—	—	100,000
Noncancellable operating leases	3,577		3,338	2,718	2,530	2,463	32,507	47,133
Senior Redeemable Preferred Stock	—		—	—	28,907	—	—	28,907

Total cash obligations	$3,577		103,338	2,718	31,437	2,463	32,507	176,040

Standby letters of credit	$3,317		2,018	—	—	—	—	5,335

(a) See December 4, 2003 notice to registered holders of Notes below.

     On December 4, 2003, the trustee under the Indenture on behalf of CPI, issued a notice to all of the registered holders of the Senior Notes, notifying them that CPI has elected to redeem $26,000,000 in principal amount of the Senior Notes on January 5, 2003. The redemption will occur at a price equal to 101.5% of the principal amount of such notes plus accrued and unpaid interest to January 5, 2003. See Item 1 “Business—Recent Events—Redemption of Senior Subordinated Notes of CPI.”

     Upon the occurrence of a change in control, the Company shall make an offer to each holder of the Senior Preferred Stock at a purchase price in cash equal to 101.0% of the aggregate liquidation preference therof plus accumulated and unpaid dividends thereon to the date of repurchase.

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

     Recent Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, in August 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, in October 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company adopted these Statements on September 28, 2002. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 Statement amends SFAS Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted, and, in general, are to be applied prospectively. The Company adopted this Statement on September 28, 2002. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

     In June 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123.” SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123, “Accounting for Stock-Based Compensation.” In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions under this Statement in the second quarter of fiscal year 2003. Adoption of SFAS 148 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, in an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. This interpretation requires “variable interest entities” as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. A company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003, nor does the Company have a significant variable interest in a variable interest entity created after January 31, 2003.

     For variable interest entities that existed prior to February 1, 2003, the consolidation requirements were initially effective for reporting periods beginning after June 15, 2003. On October 9, 2003, the FASB Staff Issued Position No. FIN46-6 which delayed the effective date of consolidation provisions of this interpretation for variable interest entities created before February 1, 2003 if the reporting entity had not yet issued financial statements reporting the variable interest entities in accordance with the consolidation provision of Interpretation 46. The new effective date is for reporting periods ending after December 15, 2003. The Company will apply the provisions of this interpretation to variable interest entities created before February 1, 2003 as of January 3, 2004. The Company has evaluated the impact of the provisions of Interpretation 46 and it believes it will not have a material impact on the Company’s consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will be applied prospectively for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 in the Company’s fourth quarter did not have a material impact on the Company’s consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity, be classified as liabilities in statements of financial position. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments at the beginning of the first fiscal period beginning after December 15, 2003 for non-public entities. The Company is currently analyzing this Statement and has not yet determined its impact on the Company’s consolidated financial position or results of operations.

     Risk Factors

     Investors should carefully consider the following risks and the other information in this report and the Company’s other filings with the SEC before deciding to invest in the Company or to maintain or increase any investment. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also adversely impact and impair the Company’s business. If any of the following risks actually occur, the Company’s business, results of operations, or financial condition would likely suffer. In such case, the trading price of the Company’s securities could decline and investors might lose all or part of their investment.

•	The Company had historical losses. In fiscal year 2003, the Company had its first profitable year since fiscal year 1998. The Company has an accumulated deficit, as of October 3, 2003, of $84.5 million. The Company’s ability to generate revenues and profits is subject to the risks and uncertainties encountered by companies in very competitive markets.

•	The Company’s leverage is substantial, which could adversely affect its financial health and ability to obtain financing in the future and to react to changes in its business. The Company has a significant amount of debt, which could have important consequences, including, but not limited to the following: it could make it more difficult for the Company to satisfy its obligations under its credit facilities and to its noteholders; it could require the Company to dedicate a substantial portion of its cash flow from operations to payments on debt, which will reduce the funds available for working capital, capital expenditures, and other general corporate expenses; it could have the effect of limiting the Company’s flexibility in planning for, or reacting to, changes in its business and the markets in which it competes; it could place the Company at a disadvantage compared to its competitors that have proportionately less debt; and it could limit the Company’s ability to borrow additional funds in the future, if needed, due to applicable financial and restrictive covenants in the debt.

•	The Company’s ability to generate the significant amount of cash needed to service its debt and grow its business depends on many factors beyond the Company’s control. The Company’s ability to make payments on its debt and to fund its planned capital expenditures will depend on its ability to generate cash and to secure financing in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control. If the business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to the Company under its credit facilities or from other sources of financing, the Company may not be able to repay its debt, grow its business or fund its other liquidity needs.

•	The markets in which the Company operates are competitive. The Company encounters competition in certain business areas from other companies, some of which have resources substantially greater than those of the Company. The Company’s ability to compete in such markets depends to a large extent on its ability to provide high quality products with shorter lead times at competitive prices, and its readiness in facilities, equipment and personnel.

•	Certain markets in which the Company operates are subject to technological change. The Company must continually engage in effective research and development efforts in order to introduce innovative new products for technologically sophisticated customers and markets. There is an inherent risk that advances in existing technology, including solid-state technology, or the development of new technology could adversely affect the Company’s financial condition and results of operations. The Company’s success will depend on its ability to anticipate or adapt to new technology on a timely basis, and if it fails to adapt successfully to technological changes or fails to obtain access to important technologies, the business may suffer.

•	Changes to governmental environmental regulation and legislation could adversely affect the Company’s business. The Company is subject to a variety of federal, state and local environmental laws and regulations and utilizes in its operations a number of chemicals or similar substances that are classified as hazardous. Management believes that the Company’s current operations are in substantial compliance with current environmental laws and regulations. However, changes in law or limitations on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner in which the Company is currently operated or is permitted to be operated. In addition, it is possible that the Company may experience releases of certain chemicals or other events that could cause the incurrence of material cleanup costs or other damages.

•	A portion of the Company’s sales are, and are expected to continue to be, from contracts through the United States Government, which are subject to Government regulation, changes in Governmental appropriations, national defense policies and availability of government funds. United States Government contracts are conditioned upon the availability of congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take many years. Consequently, at the outset of a major program, multi-year contracts are usually funded for only the first year, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Government contracts are, by their terms, subject to termination by the United States Government at its convenience or upon default by the contractor. Changes in governmental regulations, national defense policies or congressional appropriation could negatively impact the Company’s revenues.

•	The Company depends on a limited group of suppliers for certain materials necessary for the manufacture of its products. If the Company is unable to procure the necessary materials from its suppliers, its ability to manufacture products could be severely impaired, and the Company’s growth, financial condition and results of operations could suffer. In addition, the prices of these raw materials are subject to fluctuation and could also negatively impact the Company’s financial condition.

•	The Company depends on its ability to attract and retain qualified personnel. Because of the specialized and technical nature of the Company’s business, the Company is dependent on the continued service of, and on its ability to attract and retain, qualified technical, marketing, sales and managerial personnel. There exists competition for such personnel, and the failure to retain and/or recruit additional or substitute key personnel in a timely manner could have a material adverse effect on the Company’s business and operating results.

•	The Company’s principal common stockholders can exercise significant control over the Company and could limit the ability of the Company’s other stockholders to influence the outcome of transactions requiring shareholder vote. As of December 8, 2003, approximately 76% of the Company’s outstanding common stock is owned by the Company’s executive officers, directors and principal stockholders. These stockholders will have the ability to exercise influence over all matters requiring approval by the Company’s stockholders, including the election of directors and approval of significant corporate transactions.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate risk on a portion of its outstanding debt, as well as foreign currency exchange rate risk inherent in its sales commitments and non-U.S. dollar denominated expenses, and non-U.S. dollar denominated assets and liabilities. The Company regularly assesses the potential impact of these risks and does not anticipate any material losses in these areas. The Company does not use derivative financial instruments for speculative or trading purposes.

     The Company’s Senior Subordinated Notes mature in August 2005, and bear a fixed interest rate of 12% per annum. As discussed above in Item 1 “Business-Recent Events,” in December 2003, the Company notified the holders of the Notes of its election to redeem $26.0 million of the Notes. The Company’s remaining outstanding debt, with a carrying value of approximately $17.5 million at October 3, 2003, is subject to changes in the prime rate or LIBOR rates.

     The majority of the Company’s revenue and expense activities are transacted in U.S. dollars. However, CPI does enter into these transactions in other currencies, primarily the Canadian dollar, the British pound, the Euro, the Australian dollar and the Swiss franc. The Company limits its foreign currency exposure primarily through natural hedging (offsetting foreign currency payables with foreign currency receivables), but may enter into forward contracts if necessary. These efforts reduce, but do not eliminate, the impact of foreign currency rate movements. The Company estimates that a one cent strengthening in the Canadian dollar against the U.S. dollar will increase the Company’s costs of goods sold and operating expenses by $0.4 million on an annual basis, and a one cent weakening will cause a decrease of an equivalent amount.

     The Company performed a sensitivity analysis in which it assessed the potential loss in future income from the impact of a 10% adverse movement in interest and foreign currency exchange rates on outstanding debt and non-U.S. dollar denominated assets and liabilities. The impact was determined based on the hypothetical change from shifts in the market rates over a period of one year. Other market sensitive financial instruments were not included in the analysis as they were not material. In terms of interest rate risk, a 10% adverse movement in the Base Rate or Effective Rate on the Company’s variable rate debt would result in a decrease in future income of less than $0.1 million. In terms of foreign currency exchange rate risk, a 10% adverse movement in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have virtually no effect on future income as foreign payable and receivable balances have similar values, minimizing the foreign exchange exposure. Actual results, however, could differ materially.

Item 8: Financial Statements and Supplementary Data

     Information called for by this item is set forth in the consolidated financial statements of Holding and CPI contained in this report. Specific financial statements and schedules can be found at the pages listed in the Index to Financial Statements on page F-1.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION	Page

Independent Auditors’ Report	F-2
Consolidated Balance Sheets as of October 3, 2003 and September 27, 2002	F-3
Consolidated Statements of Operations for the 53-week period ended October 3, 2003, and the 52-week periods ended September 27, 2002 and September 28, 2001	F-4
Consolidated Statements of Stockholders’ Deficit for the 53-week period ended October 3, 2003 and the 52-week periods ended September 27, 2002 and September 28, 2001	F-5
Consolidated Statements of Cash Flows for the 53-week period ended October 3, 2003, and the 52-week periods ended September 27, 2002 and September 28, 2001	F-6
Notes to the Consolidated Financial Statements	F-8
Financial Statement Schedule	F-65

COMMUNICATIONS & POWER INDUSTRIES, INC.	Page

Independent Auditors’ Report	F-33
Consolidated Balance Sheets as of October 3, 2003 and September 27, 2002	F-34
Consolidated Statements of Operations for the 53-week period ended October 3, 2003, and the 52-week periods ended September 27, 2002 and September 28, 2001	F-35
Consolidated Statements of Stockholders’ Deficit for the 53-week period ended October 3, 2003 and the 52-week periods ended September 27, 2002 and September 28, 2001	F-36
Consolidated Statements of Cash Flows for the 53-week period ended October 3, 2003, and the 52-week periods ended September 27, 2002 and September 28, 2001	F-37
Notes to the Consolidated Financial Statements	F-39
Financial Statement Schedule	F-66

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9a: Controls and Procedures

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

     There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10: Directors and Executive Officers

Directors and Executive Officers of Holding

     The following is a table setting forth certain information with respect to the directors and executive officers of Holding. All directors serve for a period of one year or until their successors are duly elected and qualified.

Name	Age	Position

William P. Rutledge	61	Chairman of the Board and Director
O. Joe Caldarelli	53	Chief Executive Officer and Director
Robert A. Fickett	43	President, Chief Operating Officer and Director
Joel A. Littman	51	Chief Financial Officer, Treasurer and Secretary
John R. Beighley	51	Vice President and Assistant Secretary
John G. Danhakl	47	Director
John M. Baumer	36	Director
J. Kristofer Galashan	25	Director

Directors and Executive Officers of CPI

     The following is a table setting forth certain information with respect to the individuals who are the directors and executive officers of CPI. All directors serve for a period of one year or until their successors are duly elected and qualified.

Name	Age	Position

William P. Rutledge	61	Chairman of the Board and Director
O. Joe Caldarelli	53	Chief Executive Officer, and Director
Robert A. Fickett	43	President, Chief Operating Officer, and Director
Joel A. Littman	51	Chief Financial Officer, Treasurer and Secretary
John R. Beighley	51	Vice President and Assistant Secretary
Don C. Coleman	49	Vice President
Mike Cheng	48	Vice President
John G. Danhakl	47	Director
John M. Baumer	36	Director
J. Kristofer Galashan	25	Director

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

     Don C. Coleman became a Vice President of CPI and Division President of the Beverly Microwave Division (“BMD”) in February 1999. Mr. Coleman was Vice President of Manufacturing for BMD from February of 1996 until accepting his current position. From 1990 until 1996, Mr. Coleman held the position of Engineering Manager for Receiver Protector Products at BMD. Mr. Coleman held a variety of manufacturing and development engineering positions at Varian from the time he joined Varian in 1976 until 1990. Prior to being employed by Varian, Mr. Coleman attended the University of Massachusetts where he received a B.S. degree in Engineering.

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

     John G. Danhakl became a director of the Company in August 1995. He has been a partner of Leonard Green & Partners, L.P. (“LGP”), a merchant-banking firm that manages Green Equity Investors II, L.P. (“GEI II”), since 1995. Prior to becoming a partner at LGP, Mr. Danhakl was a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”) since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert from 1985 to 1990. Mr. Danhakl currently serves on the Boards of Directors of the Arden Group, Inc., Big 5 Sporting Goods, Diamond Triumph, Auto Glass, Inc., Leslie’s Poolmart, Inc., VCA Antech, Inc., Petco Animal Supplies, Inc., MEMC Electronic Materials, Inc., and Phoenix Scientific, Inc. Mr. Danhakl is a 1980 graduate of the University of California at Berkeley. He received his MBA in 1985 from the Harvard Business School.

     John M. Baumer became a director of the Company in October 2001. He has been a partner of LGP since 2001. Mr. Baumer had previously been a Vice President at LGP since 1999. Prior to joining LGP, he had been a Vice President at DLJ, and had been with DLJ since 1995. Prior to joining DLJ, Mr. Baumer worked at Fidelity Investments and Arthur Andersen. Mr. Baumer currently serves on the Boards of Directors of Intercontinental Art, Inc., VCA Antech, Inc., Petco Animal Supplies, Inc., Leslie’s Poolmart, Inc., and Phoenix Scientific, Inc. Mr. Baumer is a 1990 graduate of the University of Notre Dame. He also received his MBA in 1995 from the Wharton School at the University of Pennsylvania.

     J. Kristofer Galashan became a director of the Company in March 2003. He joined LGP as an associate in August 2002. Prior to joining LGP, Mr. Galashan was in the Investment Banking Division of Credit Suisse First Boston (formerly DLJ) in their Los Angeles office. Mr. Galashan earned a Bachelor of Arts degree in Honors Business Administration from the Richard Ivey School of Business at the University of Western Ontario.

Audit Committee and Audit Committee Financial Expert

     Neither CPI nor Holding has an audit committee. No member of the Board of Directors of CPI or Holding has the qualifications required to be considered an audit committee financial expert for purposes of the SEC rules and regulations. Currently, the Company is not required to have an audit committee or an audit committee financial expert.

Code of Ethics

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and to its controller. The code of ethics is filed as an exhibit to this annual report on Form 10-K.

Item 11: Executive Compensation

     The following table shows certain information concerning compensation paid or accrued by the Company to the Chief Executive Officer and the next four most highly compensated executive officers of Holding and CPI (collectively, the “Named Executive Officers”) for each of the last three fiscal years.

     Summary Compensation Table

	Annual Compensation (e)				Long Term Compensation (e)

					Securities
					Underlying
				Other Annual	Options	All other
Name and	Fiscal		Bonus	Compensation	# of shares	Compensation
Principal Position	Year	Salary	(a)	(b)	(c)	(d)

	2003	$324,000	$792,000	$19,500	50,000	$24,843
O. Joe Caldarelli	2002	252,933	665,972	19,762	—	153,425
Chief Executive Officer	2001	184,033	—	6,864	—	14,147

Robert A. Fickett	2003	$255,008	$421,875	$18,958	30,000	$20,697
Chief Operating Officer and President	2002	237,500	600,000	29,421	—	17,901
	2001	211,462	—	24,090	—	14,982

Don C. Coleman	2003	$160,519	$178,875	$22,025	10,000	$10,923
Vice President	2002	142,077	137,523	30,703	—	9,652
	2001	139,462	52,208	17,230	—	9,011

Joel A. Littman	2003	$161,538	$217,200	$18,958	15,000	$11,031
Chief Financial Officer, Treasurer	2002	143,780	156,000	19,966	—	10,059
and Secretary	2001	133,462	24,507	6,832	6,000	8,649

Mike Cheng	2003	$156,354	$174,375	$30,125	10,000	$10,387
Vice President	2002	135,536	102,239	17,543	—	9,146
	2001	131,746	30,968	2,862	—	6,504

(a)	Consists of awards under CPI’s Management Incentive Plan for fiscal year 2003, 2002 and 2001. Fiscal year 2003’s awards will be paid in fiscal year 2004.

(b)	Consists of amounts paid for personal benefits and amounts reimbursed for the payment of taxes on certain perquisites.

(c)	Consists of stock options granted under the 2000 Stock Option Plan. Each option granted vests at the rate of 25% per year over a four-year period, beginning on the date of grant.

(d)	Consists of (1) Company contributions to CPI’s 401(k) plan and Non-Qualified Deferred Compensation Plan for Named Executive Officers except Mr. Caldarelli, (2) Company contributions to the Pension Plan for Mr. Caldarelli, and (3) Company paid premiums for group life insurance for each of the named executive officers.

(e)	The table does not include compensation expense attributable to the 100,000 shares of Holdings’ common stock purchased by certain executive officers during fiscal year 2003 at a price which was subsequently determined to be at below fair value.

Stock Option Grants in Fiscal Year 2003

		% of Total
		Options
	Securities	Granted to		Market		Potential Realizable Value at
	Underlying	Employees	Exercise	Price on		Assumed Annual Rates of Stock
	Options	in Fiscal	Price per	Date of	Expiration	Price Appreciation for Ten-Year
Name	# of shares	Year	Share	Grant	Date	Option Term (c)

		(a)		(b)		0%	5%	10%

O. Joe Caldarelli	50,000	26.2%	$1.10	$9.00	3/10/13	$395,000	$429,589	$482,656
Robert A. Fickett	30,000	15.7%	$1.10	$9.00	3/10/13	$237,000	$257,754	$289,594
Don C. Coleman	10,000	5.2%	$1.10	$9.00	3/10/13	$79,000	$85,918	$96,531
Joel A. Littman	15,000	7.9%	$1.10	$9.00	3/10/13	$118,500	$128,877	$144,797
Mike Cheng	10,000	5.2%	$1.10	$9.00	3/10/13	$79,000	$85,918	$96,531

(a)	Based on a total of 191,000 options granted to employees in fiscal year 2003.

(b)	During the closing of the quarter ended October 3, 2003 and in connection with the Merger Agreement described above in Item 1 “Business-Recent Events”, the Company obtained an updated independent appraisal to determine the fair value of common stock purchased by certain executives and stock options granted to certain employees during the quarter ended April 4, 2003.

(c)	These columns show gains that could accrue for the respective options, assuming that the market price of the Company’s common stock appreciates from the date of grant over a period of 10 years at an annualized rate of 0%, 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executives from these options will be zero.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

     The following table provides summary information concerning the shares of common stock acquired in 2003, the value realized upon exercise of stock options in 2003, and the year end number and value of unexercised options with respect to each of the officers listed in the summary compensation table as of October 3, 2003. The value was calculated by determining the difference between the fair value of underlying securities and the exercise price. The fair value of the Company’s common stock at October 3, 2003 was assumed to be $15.49 per share based upon an independent appraisal.

			Number of Securities		Value of Unexercised In-the-
			Underlying Unexercised		Money Options at Fiscal Year-
			Options at Fiscal Year-End		End
	Shares
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

O. Joe Caldarelli	—	—	6,000	52,000	$86,340	$748,280
Robert A. Fickett	—	—	13,625	33,125	196,064	476,669
Don C. Coleman	—	—	3,750	11,250	53,963	161,888
Joel A. Littman	—	—	4,500	18,500	64,755	266,215
Mike Cheng	—	—	4,125	11,250	59,359	161,888

Pension Plan for Chief Executive Officer

     During fiscal year 2003, the Company established a defined benefit pension plan for its Chief Executive Officer, O. Joe Caldarelli. The amount of annual pension payable to Mr. Caldarelli at age 65 is equal to: (1) 2% of the average of Mr. Caldarelli’s highest average indexed earnings for each year of pensionable service before December 31, 1990 plus (2) the aggregate of 2% of Mr. Caldarelli’s Indexed Earnings for each year of pensionable service on or after January 1, 1991. Notwithstanding the above formula, the amounts payable to Mr. Caldarelli under the plan cannot exceed the maximum pension limits under the Canadian Income Tax Act, which currently generally limit annual payments to approximately $1,700 (Canadian) for each year of service.

     Based on the limits imposed under the Canadian Income Tax Act, the Company estimates that the annual benefits Mr. Caldarelli would receive pursuant to the pension plan upon retirement at age 65 (assuming continued service until then) would be approximately $62,000 (Canadian).

Holding’s 2000 Stock Option Plan

     In March 2000, Holding established the Communications & Power Industries 2000 Stock Option Plan (“the Plan”) to provide an incentive for key employees (including the Named Executive Officers), consultants, advisors, and non-affiliate directors of Holding and its subsidiaries and reserved 250,000 shares of Holding’s common stock for issuance under the Plan. Options granted under the Plan are granted at fair value, expire ten years from the date of grant and generally vest in four equal annual installments, commencing one year from the date of grant. The stock options granted pursuant to the Plan are not considered “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended and are subject to all of the terms and restrictions contained in the Stock Option Agreements and Stockholders Agreements. On March 3, 2003, a majority of the holders of Holding’s common stock approved an amendment to the Plan to increase the total number of shares of common stock that Holding is authorized to issue pursuant to the Plan from 250,000 to 350,000. As of the fiscal year ended October 3, 2003, options granted under the Plan totaled 304,050 shares of common stock, of which 82,600 were exercisable.

     The following table contains information as of October 3, 2003 for compensation plans previously approved by security holders. There are no compensation plans for which approval has not been obtained by security holders.

Equity Compensation Plan Information

	Number of	Weighted-	Number of Securities
	Securities to be Issued	average	Remaining Available for
	upon	Exercise Price	Future Issuance Under
	Exercise of	of Outstanding	Equity Compensation
Plan Category	Outstanding Options	Options	Plans

Equity compensation plans approved by security holders	304,050	$2.18	45,950

The Holding Equity Plan

     The Named Executive Officers and certain of Holding’s and CPI’s other executive officers are participants in Holding’s 1995 Management Equity Plan (the “Holding Equity Plan”). Under the Holding Equity Plan, participants may purchase shares of Holding common stock (“Management Shares”) at a price determined by Holding’s board of directors to be the fair value of such Holding common stock on the date the participant executes an agreement to purchase the shares. Holding has reserved a total of 1,250,000 shares of common stock for issuance under the Holding Equity Plan, of which 1,146,750 were issued to the Company’s former Chief Executive Officer, certain executive officers and key employees (collectively, any executive officers and key employees who may acquire Management Shares are referred to as the “Management Investors”) in fiscal year 1995. In March 2003, the Company sold an additional 100,000 shares of the common stock of Holding for $0.1 million of cash to certain executive officers of the Company, for a purchase price of $1.10 per share, pursuant to the Holding Equity Plan. The Company recorded compensation expense of $0.8 million in fiscal year 2003 related to this sale as the shares were subsequently determined to have been sold at less than fair value as determined by an independent appraisal.

     In connection with Holding’s 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by delivery of a secured promissory note to Holding (collectively, the “Management Notes”). The aggregate principal amount of such Management Notes was $0.9 million as of October 3, 2003. Of this amount, $0.7 million is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $0.2 million is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the “Applicable Federal Rate” in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note and the Varian guaranty. The Board of Directors of Holding has extended the due dates of all past and future scheduled interest and principal payments on these Management Notes until the Management Notes are due in 2004 or upon request of the Board of Directors, whichever comes first.

Employment Agreements

     Mr. Caldarelli, Mr. Fickett, Mr. Cheng, Mr. Coleman, and Mr. Littman are parties to employment agreements with CPI, providing for annual base salaries of $300,000, $250,000 (subject to annual review and adjustment), approximately $155,000, approximately $159,000, and $144,000 (subject to annual review and adjustment), respectively.

     Under these agreements, each of these executives is eligible for participation in the Management Incentive Plan. The Board of Directors of CPI will review the Management Incentive Plan at the beginning of each fiscal year and will establish the details for participation for such fiscal year. Mr. Caldarelli’s target bonus under the Management Incentive Plan is set at 1 times salary, but is subject to change. The targets for Mr. Fickett , Mr. Cheng, Mr. Coleman and Mr. Littman are set annually by the Board of Directors.

     Upon termination of his employment by the CPI, Mr. Caldarelli will be entitled to receive severance payments, medical benefits and all other benefits provided to him by CPI (except for long-term disability) for at least 18 months and no more than 30 months. Mr. Fickett and Mr. Littman will each be entitled to receive severance payments, medical benefits and all other benefits provided to them by CPI for 18 months upon termination of their employment by CPI. Each of Mr. Caldarelli, Mr. Fickett and Mr. Littman will be entitled to receive his bonus under the Management Incentive Plan for the entire year in which his employment is terminated.

     Upon termination of their employment by CPI without cause, Mr. Cheng and Mr. Coleman will each be entitled to receive severance payments, medical benefits and all other benefits provided to them by CPI for at least 6 months and no longer than 12 months. If their employment is terminated at any time within 2 years after the date of a change of control event, Mr. Cheng and Mr. Coleman will each be entitled to receive severance payments, medical benefits and all other benefits provided to them by CPI for 12 months. During the severance period, each of Mr. Cheng and Mr. Coleman will be entitled to receive 100% of the bonus under the Management Incentive Plan that otherwise would have been earned by such executive.

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

     LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which holds approximately 71.7% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Danhakl and Baumer, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. See “Directors and Executive Officers.” In connection with the acquisition by GEI II of its interest in Holding in 1995, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP receives an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. In addition, pursuant to the Management Services Agreement, it is contemplated that in connection with and upon consummation of the Merger, LGP will receive a transaction fee of $1,250,000. See “Certain Relationships and Related Transactions — Management Agreements.”

Compensation of Directors

     Individuals who are officers of Holding and CPI, as well as Messrs. Danhakl, Baumer and Galashan, do not receive any compensation from the Company for their service on the Boards of Directors of Holding and CPI. Mr. Rutledge was paid annual compensation of $25,000 in fiscal year 2003.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     All of CPI’s common stock is owned by Holding. The following table sets forth, as of December 8, 2003 certain information with respect to the beneficial ownership of Holding Common Stock by (i) each person known by Holding to own beneficially 5% or more of the outstanding shares of Holding Common Stock, (ii) each director of Holding and CPI, (iii) each person named in the summary compensation table, and (iv) all executive officers and directors as a group.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner (a)	Beneficial Ownership	Shares Outstanding (b)

Green Equity Investors II, L.P. (c) (d)	3,590,750	71.70%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025
John G. Danhakl (c) (d)	3,590,750	71.70%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025
John M. Baumer (c) (d)	3,590,750	71.70%
11111 Santa Monica Boulevard, Suite 2000
Los Angeles, California 90025
J. Kristofer Galashan	0	0.00%
Al D. Wilunowski (c) (e)	535,000	10.70%
811 Hansen Way
Palo Alto, California 94303
William P. Rutledge	0	0%
O. Joe Caldarelli (c)	110,000	2.20%
Robert A. Fickett (c)	38,000	.76%
Don C. Coleman (c)	21,250	.42%
Joel A. Littman (c)	23,750	.47%
Mike Cheng (c)	14,500	.29%
Directors and Executive Officers as a group (10 persons) (b)	3,809,500	76.07%

(a)	Addresses are given only for persons listed as beneficial owners of 5% or more of common stock of Holding.

(b)	Applicable percentage of ownership is based on 5,008,172 shares of common stock of Holding outstanding as of December 8, 2003. Shares of common stock of Holding that a person or entity has the right to acquire within 60 days of December 8, 2003 are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

(c)	In connection with the Merger Agreement described above in “Business-Recent Events-Merger Agreement”, Acquiror entered into a Voting and Indemnification Agreement (the “Voting Agreement”) on November 17, 2003 with Holding , GEI II, and certain other stockholders of Holding, which stockholders have agreed to vote shares of common stock totaling 4,354,500, or approximately 87% of the outstanding shares of common stock of Holding. Pursuant to the Voting Agreement, each of the stockholders has agreed, among other things, to vote (a) in favor of the approval and adoption of all of the transactions contemplated by the Merger Agreement, (b) against any action, proposal, agreement or transaction that would result in a breach of any covenant, obligation, agreement, representation or warranty of Holding under the Merger Agreement or of such person under the Voting Agreement and (c) against any action, agreement, transaction or proposal that could reasonably be expected to result in any of the conditions to the closing of the Merger or Holding’s obligations under the Merger Agreement not being fulfilled, or that is intended, or could reasonably be expected to delay or adversely affect the Merger Agreement, the closing of the Merger or the Voting Agreement. Each of the stockholders party to the Voting Agreement has also agreed that if such stockholder fails to comply with the voting provisions described above, then such failure will result in the appointment of certain officers of Acquiror as such stockholder’s proxy to vote with respect to such stockholder’s shares of common stock. The provisions of the Voting Agreement described above will terminate upon the earliest of (1) the mutual agreement of CPI Acquisition Corp. and the security holders party to the Voting Agreement that hold a majority of the securities subject to the Voting Agreement, (2) the closing of the Merger and (3) the termination of the Merger Agreement in accordance with its terms.

(d)	GEI II is a Delaware limited partnership managed by LGP, which is an affiliate of the general partner of GEI II. Messrs. Baumer and Danhakl, through equity ownership interest and/or officer position, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Holding common stock owned by GEI II. Accordingly, for certain purposes, Messrs. Baumer, and Danhakl, may be deemed to have shared voting power and investment power with respect to the shares of Holding common stock held by GEI II. However, such individuals disclaim beneficial ownership of the securities held by GEI II, except to the extent of their respective pecuniary interests therein. All of the shares of Holding common stock shown in the table as being beneficially owned by Messrs. Baumer, and Danhakl are owned by GEI II.

(e)	Includes 25,000 shares originally acquired by Mr. Wilunowski and subsequently transferred to his child.

Securities Authorized for Issuance Under Equity Compensation Plans

     See Item 11 “Executive Compensation-Holding’s 2000 Stock Option Plan” for a discussion of the features of the Holding 2000 Stock Option Plan described in the above table.

Item 13: Certain Relationships and Related Transactions

Management Agreements

     LGP is investment adviser to, and an affiliate of the general partner of, GEI II, which, as of December 8, 2003, holds approximately 71.7% of the outstanding shares of Holding. Holding, in turn, owns all of the outstanding shares of common stock of CPI. Messrs. Danhakl and Baumer, who are directors of Holding and CPI, are also stockholders of the general partner of LGP. In connection with the acquisition by GEI II of its interest in Holding in 1995, Holding and CPI entered into a Management Services Agreement with LGP pursuant to which LGP receives an annual fee of approximately $362,000 plus reasonable expenses for providing management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analysis, negotiating and structuring financing, and exploring, negotiating and arranging expansion and capital market opportunities, in the future. The Management Services Agreement has a term of up to twelve years. Holding and CPI believe that the contacts and expertise provided by LGP in these areas enhance the Company’s opportunities and management’s expertise in these matters and that the fees to be paid to LGP fairly reflect the value of the services provided by LGP. In addition, LGP may provide financial advisory and investment banking services to the Company in connection with major financial transactions that may be undertaken from time to time. In consideration for these services, the Company will pay LGP reasonable and customary fees for services of like kind. The amount of such fees shall be (a) approved in accordance with the procedures set forth in the applicable Holding or CPI charter documents or financing agreements, or, (b) if no such procedures are set forth therein, either (i) approved by a majority of the Board of Directors of Holding or CPI, as applicable, or (ii) fair to Holding or CPI, as applicable, from a financial point of view in the opinion of an independent nationally recognized investment banking firm. In fiscal year 2003, LGP earned $362,000 pursuant to the terms of the Management Services Agreement. In addition, pursuant to the Management Services Agreement, it is contemplated that in connection with and upon consummation of the Merger, LGP will receive a transaction fee of $1,250,000.

     In November 2003, Green Equity Investors III, L.P., an affiliate of GEI II, purchased all of the outstanding shares of 14% Junior Cumulative Preferred Stock of CPI and approximately 60% of the shares of 14% Senior Exchangeable Redeemable Cumulative Preferred Stock of CPI from an independent third party.

PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statement Schedule of Holding and CPI

Schedule II — Valuation and Qualifying Accounts

(b)	Reports on Form 8-K

None

(c)	Schedule of Exhibits

Exhibit
No.	Description

2.1(1)	Stock Sale Agreement between CPI (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian dated as of June 9, 1995.

2.2(1)	First Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.

2.3(1)	Second Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.

2.4	Agreement and Plan of Merger dated as of November 17, 2003, by and among CPI Acquisition Corp., CPI Merger Sub Corp., Holding and GEI II.

3.1(1)	Restated Certificate of Incorporation of CPI filed with the Delaware Secretary of State on August 11, 1995.

3.2 (7)	Amended and Restated Bylaws of CPI dated March 19, 2002.

3.3 (1)	Certificate of Incorporation of Holding.

3.4 (1)	Bylaws of Holding.

4.1(1)	Indenture among CPII Acquisition, Holding, the other guarantors of the Notes (the “Guarantors”) and U.S. Trust Company of California, N.A., relating to the Notes dated as of August 11, 1995.

4.2(1)	First Supplemental Indenture among CPI, Holding, the other Guarantors and U.S. Trust Company of California, N.A., relating to the Notes dated as of August 11, 1995.

4.3 (1)	Form of Notes (included in Exhibit 4.1, Exhibit A)

4.4(1)	Form of Indenture between CPI and Shawmut Bank Connecticut, National Association, relating to the Exchange Notes.

4.5(1)	Form of Exchange Note (included in Exhibit 4.5, Exhibit A)

4.6(2)	Form of Second Supplemental Indenture among CPI, Holding, the other Guarantors and U.S. Trust Company of California, N.A., relating to the Notes.

10.1(6)	Loan and Security Agreement by and among CPI as borrower, the other obligors named therein, the lenders that are signatories hereto as the senders, and Foothill Capital Corporation as the arranger and administrative agent, dated as of December 15, 2000.

10.1.1(9)	Amendment Number One to Loan and Security Agreement by and among CPI as borrower, the other obligors named as signatories therein, the lenders that are signatories as lenders, and Foothill Capital Corporation as the arranger and administrative agent.

10.1.2	Letter Agreement dated as of December 1, 2003 amending Loan and Security Agreement by and among CPI as borrower, the other obligors named as signatories therein, the lenders that are signatories as lenders, and Foothill Capital Corporation as the arranger and administrative agent, dated as of December 1, 2003.

10.2(6)	Intellectual Property Security Agreement between CPI and Foothill Capital Corporation as Agent for the Lenders dated December 15, 2000.

10.3(6)	Stock Pledge and Security Agreement by CPI to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders dated December 15, 2000.

10.4(6)	Stock Pledge and Security Agreement by Holding and various CPI subsidiaries to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.

10.5(6)	Environmental Indemnity Agreement for the benefit of Foothill Capital Corporation, as agent for itself and the other lenders and the lenders, dated December 15, 2000.

10.6(6)	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among CPI, First American Title Company and Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.

10.7(6)	Guaranty and Security Agreement in favor of Foothill Capital Corporation as Agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors, Foothill and the other lenders named herein, dated December 15, 2000.

10.8(6)	Continuing Guaranty in favor of Foothill Capital Corporation, as agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors named therein, Foothill and the other lenders named herein, dated December 15, 2000.

Exhibit
No.	Description

10.9(6)	Intercreditor Agreement among the CPI Parties and Foothill Capital Corporation, as agent for itself and other lenders, dated December 15, 2000.

10.10(6)	Fourth Amendment of Lease by and between The Board of Trustees of the Leland Stanford Junior University and CPI, dated December 15, 2000.

10.11(6)	Loan Agreement between Holding and Wells Fargo Bank, National Association, executed as of December 15, 2000.

10.11.1(8)	Modification Agreement of Secured Loan between Holding and Wells Fargo Bank, National Association, dated June 1, 2002.

10.12(6)	Promissory Note Secured by Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated December 15, 2000.

10.12.1(8)	Amended and Restated Promissory Note Secured by Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated June 1, 2002.

10.13(6)	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among Holding, American Securities Company and Wells Fargo Bank, National Association, dated December 15, 2000.

10.13.1(8)	Memorandum of Modification Agreement Amending Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated June 1, 2002.

10.13.2(11)	Second Modification Agreement, dated May 30, 2003, by and between Holding and Wells Fargo Bank, National Association.

10.14(6)	Subordination Agreement by CPI and Holding in favor of Wells Fargo Bank, National Association, dated December 15, 2000.

10.14.1(8)	Junior Lienor’s Consent and Subordination Agreement by CPI in favor of Wells Fargo Bank, National Association, dated June 1, 2002.

10.15(6)	Hazardous Materials Indemnity Agreement by Holding in favor of Wells Fargo Bank, National Association, dated December 15, 2000.

10.16(6)	Unsecured Promissory Note by Holding in favor of CPI, dated December 15, 2000.

10.17(6)	Lease dated as of December 1, 2000 by and between Holding, as lessor, and CPI, as lessee.

10.18(1)	Cross License Agreement between CPI and Varian dated as of August 10, 1995.

10.19(1)	Trademark License Agreement between CPI and Varian dated as of August 10, 1995.

10.21(1)	Purchase Agreement among CPII Acquisition, Holding and the initial purchaser of the Series A Senior Preferred Stock (the “Initial Senior Preferred Stock Purchaser”) dated as of August 11, 1995.

10.26(1)	Holding Common Stock Registration Rights Agreement by and among Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.

10.27(1)	Stockholders Agreement by and among Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.

10.28(1)	Stock Subscription Agreement among Holding, CPII Acquisition Corp. and GEI II dated as of August 11, 1995.

10.29(1)	Management Services Agreement among CPI, Holding and Leonard Green & Partners, L.P. dated as of August 11, 1995.

10.30(1)	1995 Holding Management Equity Plan (including Form of Management Subscription and Stockholders Agreement).

10.32(5)	Communications & Power Industries 2000 Stock Option Plan.

10.32.1(10)	First Amendment to Communications and Power Industries 2000 Stock Option Plan.

10.33(5)	Form of Stock Option Agreement.

10.34(1)	Assignment and Assumption of Lessee’s Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc., Varian Associates, Inc. and CPI.

10.35(1)	Sublease (Unit 8, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.

Exhibit
No.	Description

10.36(1)	Sublease (Building 4, Palo Alto) dated as of August 10, 1995 between CPI, as Sublessee, Varian Associates, Inc., as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor.

10.37(12)	Employment Agreement for O. Joe Caldarelli dated March 19, 2002.

10.38(12)	Employment Agreement for Robert A. Fickett dated September 30, 2002.

10.39(12)	Employment Agreement for Joel A. Littman dated September 30, 2002.

10.40	Employment Agreement for Mike Cheng dated November 2, 2002.

10.41	Employment Agreement for Don C. Coleman dated November 2, 2002.

10.42	Code of Ethics

10.43	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O.Joe Caldarelli effective January 1, 2002

21(1)	Subsidiaries of CPI and Holding.

31	Rule 13a-14 (a) /15d-14 (a) Certifications.

32	Section 1350 Certifications

(1)	Incorporated by reference to CPI’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995.

(2)	Incorporated by reference to Amendment No. 3 to CPI’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on November 9, 1995.

(3)	Incorporated by reference to Amendment No. 1 to CPI’s Registration Statement on Form S-1 (Registration Statement No. 33-96858), filed on October 25, 1995.

(4)	Incorporated by reference to CPI’s Annual Report on Form 10-K, for the year ended October 1, 1999.

(5)	Incorporated by reference to CPI’s Annual Report on Form 10-K, for the year ended September 29, 2000.

(6)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended December 28, 2000.

(7)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended March 29, 2002.

(8)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended June 28, 2002.

(9)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended January 3, 2003.

(10)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended April 4, 2003.

(11)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended July 4, 2003.

(12)	Incorporated by reference to CPI’s Annual Report on Form 10-K, for the year ended September 27, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli
Chief Executive Officer

Date: December 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN G. DANHAKL John G. Danhakl	Director	December 30, 2003

/s/ JOHN M. BAUMER John M. Baumer	Director	December 30, 2003

/s/ J. KRISTOFER GALASHAN J. Kristofer Galashan	Director	December 30, 2003

/s/ ROBERT A. FICKETT Robert A. Fickett	Director	December 30, 2003

/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Chairman of the Board and Director	December 30, 2003

/s/ O. JOE CALDARELLI O. Joe Caldarelli	Director, Chief Executive Officer (Principal Executive Officer)	December 30, 2003

/s/ JOEL A. LITTMAN Joel A. Littman	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 30, 2003

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

COMMUNICATIONS & POWER INDUSTRIES , INC

By:	/s/ O. Joe Caldarelli

O. Joe Caldarelli
Chief Executive Officer

Date: December 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN G. DANHAKL John G. Danhakl	Director	December 30, 2003

/s/ JOHN M. BAUMER John M. Baumer	Director	December 30, 2003

/s/ J. KRISTOFER GALASHAN J. Kristofer Galashan	Director	December 30, 2003

/s/ ROBERT A. FICKETT Robert A. Fickett	Director	December 30, 2003

/s/ WILLIAM P. RUTLEDGE William P. Rutledge	Chairman of the Board and Director	December 30, 2003

/s/ O. JOE CALDARELLI O. Joe Caldarelli	Director, Chief Executive Officer (Principal Executive Officer)	December 30, 2003

/s/ JOEL A. LITTMAN Joel A. Littman	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	December 30, 2003

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
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

INDEX TO FINANCIAL STATEMENTS

COMMUNICATIONS & POWER INDUSTRIES HOLDING CORPORATION

Page

Independent Auditors’ Report	F-2

Consolidated Balance Sheets as of October 3, 2003 and September 27, 2002	F-3

Consolidated Statements of Operations for the 53-week period ended October 3, 2003 and the 52-week periods ended September 27, 2002 and September 28, 2001	F-4

Consolidated Statements of Stockholders’ Deficit for the 53-week period ended October 3, 2003 and the 52-week periods ended September 27, 2002 and September 28, 2001	F-5

Consolidated Statements of Cash Flows for the 53-week period ended October 3, 2003 and the 52-week periods ended September 27, 2002 and September 28, 2001	F-6

Notes to the Consolidated Financial Statements	F-8

COMMUNICATIONS & POWER INDUSTRIES, INC.

Independent Auditors’ Report	F-33

Consolidated Balance Sheets as of October 3, 2003 and September 27, 2002	F-34

Consolidated Statements of Operations for the 53-week period ended October 3, 2003 and the 52-week periods ended September 27, 2002 and September 28, 2001	F-35

Consolidated Statements of Stockholders’ Deficit for the 53-week period ended October 3, 2003 and the 52-week periods ended September 27, 2002 and September 28, 2001	F-36

Consolidated Statements of Cash Flows for the 53-week period ended October 3, 2003 and the 52-week periods ended September 27, 2002 and September 28, 2001	F-37

Notes to the Consolidated Financial Statements	F-39

FINANCIAL STATEMENT SCHEDULES

Communications & Power Industries Holding Corporation	F-65

Communications & Power Industries, Inc.	F-66

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
AND SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors and Stockholders
Communications & Power Industries Holding Corporation:

We have audited the accompanying consolidated balance sheets of Communications & Power Industries Holding Corporation and subsidiaries (Holding) as of October 3, 2003 and September 27, 2002, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the 53-week period ended October 3, 2003 and the 52-week periods ended September 27, 2002 and September 28, 2001. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of Holding’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries Holding Corporation and subsidiaries as of October 3, 2003 and September 27, 2002, and the results of their operations and their cash flows for the 53-week period ended October 3, 2003 and the 52-week periods ended September 27, 2002 and September 28, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective September 28, 2002, Holding adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/KPMG LLP

Mountain View, California
December 10, 2003

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Fiscal Year-End

ASSETS	2003	2002

Current Assets
Cash and cash equivalents	$33,751	2,724
Accounts receivable, net	33,128	30,165
Inventories	37,358	40,726
Prepaid expenses	2,210	2,637

Total current assets	106,447	76,252
Property, plant, and equipment, net	52,947	55,846
Goodwill	19,149	19,149
Intangibles assets, net	1,140	1,613
Debt issue costs, net	2,285	3,329

Total assets	$181,968	156,189

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion of capital leases	$—	45
Mortgage financing	17,500	17,750
Accounts payable	15,624	14,111
Accrued expenses	21,445	18,331
Product warranty	5,401	4,823
Income taxes payable	3,584	2,959
Accrued dividends payable	15,449	9,538
Advance payments from customers	10,203	7,594

Total current liabilities	89,206	75,151
Senior subordinated notes	100,000	100,000

Total liabilities	189,206	175,151

Senior Redeemable Preferred Stock of CPI ($.01 par value, 325,000 shares authorized; 297,346 shares issued and outstanding as of 2003 and 2002; liquidation preference $100 per share)	28,907	28,693

Junior Preferred Stock of CPI ($.01 par value, 525,000 shares authorized: 299,541 and 261,032 shares issued and outstanding as of 2003 and 2002, respectively; liquidation preference $100 per share)	29,300	25,449

Commitments and contingencies
Stockholders’ Deficit
Common stock ($.01 par value, 6,500,000 shares authorized; 5,008,172 and 4,908,172 shares issued and outstanding as of 2003 and 2002, respectively.)	50	49
Additional paid-in capital	21,519	19,111
Deferred compensation	(1,289)	—
Accumulated deficit	(84,469)	(91,041)
Stockholder loans	(1,256)	(1,223)

Net stockholders’ deficit	(65,445)	(73,104)

Total liabilities, preferred stock and stockholders’ deficit	$181,968	156,189

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fiscal Years

	2003	2002	2001

Sales	$265,434	251,245	272,521
Cost of sales	183,957	192,189	223,332

Gross profit	81,477	59,056	49,189

Operating costs and expenses:
Research and development	6,860	5,873	5,767
Selling and marketing	15,650	16,073	17,544
General and administrative	17,939	19,777	21,041
(Gain) loss on sale of Solid State Products Division (SSPD)	(136)	3,004	—

Total operating costs and expenses	40,313	44,727	44,352

Operating income	41,164	14,329	4,837
Interest expense	14,540	16,508	20,734

Income (loss) before taxes	26,624	(2,179)	(15,897)
Income tax expense	10,076	4,554	2,950

Net income (loss)	16,548	(6,733)	(18,847)
Preferred dividends:
Senior redeemable preferred stock	5,911	5,151	4,387
Junior preferred stock	3,851	3,356	2,924

Net income (loss) attributable to common stock	$6,786	(15,240)	(26,158)

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

			Deferred			Total
	Common	Paid-in	Stock-based	Accumulated	Stockholder	Stockholders’
	Stock	Capital	Compensation	Deficit	Loans	Deficit

Balances, September 29, 2000	$49	19,111	—	(49,215)	(1,133)	(31,188)

Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	(214)	—	(214)
Dividends on senior redeemable preferred stock	—	—	—	(4,387)	—	(4,387)
Payment of dividends on junior preferred stock	—	—	—	(2,924)	—	(2,924)
Net loss	—	—	—	(18,847)	—	(18,847)
Interest accrued on stockholder loans	—	—	—	—	(48)	(48)

Balances, September 28, 2001	$49	19,111	—	(75,587)	(1,181)	(57,608)

Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	(214)	—	(214)
Dividends on senior redeemable preferred stock	—	—	—	(5,151)	—	(5,151)
Payment of dividends on junior preferred stock	—	—	—	(3,356)	—	(3,356)
Net loss	—	—	—	(6,733)	—	(6,733)
Interest accrued on stockholder loans	—	—	—	—	(42)	(42)

Balances, September 27, 2002	$49	19,111	—	(91,041)	(1,223)	(73,104)

Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	(214)	—	(214)
Dividends on senior redeemable preferred stock	—	—	—	(5,911)	—	(5,911)
Payment of dividends on junior preferred stock	—	—	—	(3,851)	—	(3,851)
Issuance of stock options at less than fair value	—	1,509	(1,289)		—	220
Net income	—	—	—	16,548	—	16,548
Interest accrued on stockholder loans	—	—	—	—	(33)	(33)
Issuance of common stock at less than fair value	1	899	—	—	—	900

Balances, October 3, 2003	$50	21,519	(1,289)	(84,469)	(1,256)	(65,445)

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years

	2003	2002	2001

OPERATING ACTIVITIES
Net cash provided by operating activities	$35,261	44,020	6,513

INVESTING ACTIVITIES
Proceeds from sale of SSPD division	136	926	—
Proceeds from sale of property, plant, and equipment	—	—	1,944
Purchase of property, plant, and equipment	(3,067)	(3,378)	(5,788)

Net cash used in investing activities	(2,931)	(2,452)	(3,844)

FINANCING ACTIVITIES
Repayments on capital leases	(45)	(964)	(960)
Payment of debt issue costs	(339)	(101)	(2,217)
Repayment of terminated revolving credit facility	—	—	(40,000)
Net (repayments) proceeds from revolving credit facility	—	(21,293)	21,530
Repayments on terminated senior term loans	—	—	(16,049)
Net (repayments) proceeds from senior term loan	—	(20,000)	20,000
Net (repayments) proceeds from mortgage financing	(250)	(250)	18,000
Net (repayments) proceeds from bank overdraft	(779)	861	(4,836)
Proceeds from issuance of common stock	110	—	—

Net cash (used in) provided by financing activities	(1,303)	(41,747)	(4,532)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,027	(179)	(1,863)
Cash and cash equivalents at beginning of period	2,724	2,903	4,766

Cash and cash equivalents at end of period	$33,751	2,724	2,903

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Fiscal Years

	2003	2002	2001

DETAIL OF NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$16,548	(6,733)	(18,847)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,820	9,240	10,708
Amortization of deferred debt issue costs	1,383	1,629	1,987
Amortization of goodwill and intangibles	473	2,064	2,638
Allowance for doubtful accounts	133	331	355
Net (gain) loss on the sale of SSPD	(136)	3,004	—
Compensation expense from stock issued at less than fair value	790	—	—
Compensation expense from stock options issued at less than fair value	220	—	—
Deferred income taxes	—	3,500	11,360
Loss on liquidation of capital lease	—	73	—
Interest accrued on stockholder loans	(33)	(42)	(48)
Asset impairment loss	—	508	—
Net losses (gains) on the disposition of assets	92	187	(792)
Changes in operating assets and liabilities:
Accounts receivable	(3,096)	15,705	(4,659)
Inventories	3,422	16,175	6,271
Prepaid expenses	427	(437)	(638)
Accounts payable	2,292	(1,672)	1,007
Accrued expenses	3,114	817	1,052
Product warranty	578	618	1,247
Income tax payable, net	625	652	(9,111)
Advance payments from customers	2,609	(1,599)	3,983

Net cash provided by operating activities	$35,261	44,020	6,513

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Communications & Power Industries Holding Corporation (“Holding”), through its wholly owned subsidiary, Communications & Power Industries, Inc. (“CPI”, and collectively with Holding, the “Company”) develops, manufactures and distributes microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices. The Company operates five manufacturing operations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

In August 1995, CPI acquired substantially all of the assets of the Electron Devices Business of Varian Associates, Inc., now known as Varian Medical Systems, Inc. (“Varian”) and then was merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation, a corporation newly formed by a group of investors, including management of the Company. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based upon the fair values of assets acquired and liabilities assumed. Financing for the acquisition was obtained through the issuance of 12% Senior Subordinated Notes due 2005 of CPI (“Notes”) in the aggregate principal amount of $100.0 million, the issuance 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 of CPI (the “Senior Preferred Stock”) and the issuance of 14% Junior Cumulative Preferred Stock of CPI (the “Junior Preferred Stock”), and common stock of Holding.

2. Summary of Significant Accounting Policies

               Basis of Presentation

The accompanying consolidated financial statements include the accounts of Holding and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal years reported are the 52- week or 53-week periods ending on the Friday nearest to September 30. Fiscal year 2003 was comprised of the 53-week period ending on October 3, 2003. Fiscal years 2002 and 2001 were comprised of the 52-week periods ending on September 27, 2002 and September 28, 2001, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Generally, the Company requires no collateral from its customers, and the Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers and general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of its bad debts. Historical credit losses have been within management’s expectations, and most transactions with third world economies are backed by letters of credit.

The Company is self insured for certain losses relating to workers’ compensation. The self insurance accrual is based on claims filed and an estimate for significant claims incurred but not reported.

               Cash and Cash Equivalents

Currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less are considered to be cash and cash equivalents. On October 3, 2003, cash and cash equivalents included $0.2 million of restricted cash related to a sublease of the Company’s San Carlos facility. There was no restricted cash at the end of fiscal year 2002 or 2001.

               Revenue Recognition

Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in cost of sales.

The estimated sales values of performance under certain contracts to commercial customers and U.S. Government fixed-price and fixed-price incentive contracts are recognized under the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred. Provisions for anticipated losses are made in the period in which they first become determinable. Sales under cost-reimbursement contracts, primarily research and development contracts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. Government contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

               Property, Plant, and Equipment

Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Estimated useful lives of property, plant, and equipment are as follows: land leaseholds, the life of the lease; buildings, 20 to 40 years; and machinery and equipment, 3 to 7 years.

Gains and losses resulting from the disposition of assets (property, plant and equipment) are reported on a net basis under the caption “General and administrative” in the accompanying Consolidated Statements of Operations. Net (losses) gains on the disposition of assets were ($0.1) million, ($0.2) million, and $0.8 million for fiscal years 2003, 2002, and 2001, respectively.

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Accounting for Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal year 2003. SFAS No. 142 requires that goodwill be tested annually for impairment and whenever events or changes in circumstances indicate that an impairment loss may have occurred, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Prior to fiscal year 2003, the Company amortized goodwill on a straight-line basis over 15 to 25 years and evaluated goodwill for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

The Company adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” at the beginning of fiscal year 2003. SFAS No. 144 requires that the Company assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets.

               Product Warranty

The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations is reflected in the accompanying consolidated financial statements.

               Deferred Debt Issue Costs

Costs incurred related to the issuance of CPI’s long-term debt, mortgage financing and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. The amortization periods used for the deferred costs associated with the mortgage financing, CPI’s revolving credit facility (the “Credit Facility”), and the Notes are 1 year, 4 years and 10 years, respectively.

               Senior Redeemable Preferred Stock

The Senior Preferred Stock was issued in units with an aggregate of 262,500 shares of common stock of Holding. The fair value of the shares of Holding’s common stock issued, and the issue costs associated with the issuance of the Senior Preferred Stock, have been reflected as a reduction of the Senior Preferred Stock issued and are being amortized via a charge to accumulated deficit over the period until mandatory redemption, 12 years, using the straight-line method.

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

               Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income or loss. Foreign currency gains and losses are reported on a net basis in the caption “General and administrative” on the Consolidated Statements of Operations.

               Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, Credit Facility, mortgage financing and long-term debt. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, Credit Facility and mortgage financing approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of the Notes based on quoted market prices or pricing models using current market rates, is a premium of 1.5% as of October 3, 2003 and a discount of 16% as of September 27, 2002.

               Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price at the measurement date. During fiscal year 2003, the Company issued stock options to employees which were subsequently determined to have been issued below the fair value of the stock on the date of grant. The compensation cost associated with the 2003 stock options

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is amortized as a charge against income under the caption “General and administrative” in the Consolidated Statement of Operations on a straight-line basis over four years vesting period of the options. If compensation cost for the Company’s stock-based compensation plan had been determined consistent with SFAS No. 123, the Company’s net income (loss) would have changed to the pro forma amounts indicated below:

	Fiscal Year

(Dollars in thousands)	2003	2002	2001

Net income (loss) as reported	$16,548	(6,733)	(18,847)
Add: Stock-based compensation included in net income (loss) determined under the the intrinsic value method, net of tax	220	—	—
Deduct: Stock-based compensation determined under fair value based method, net of tax	(533)	(40)	(104)

Pro forma net income (loss)	$16,235	(6,773)	(18,951)

The per share weighted-average fair value of stock options granted during fiscal years 2003, 2002 and 2001 was $8.07, $.62, and $.74, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 3.38%, 3.38%, and 4.09%, in fiscal years 2003, 2002 and 2001, respectively; expected life of 5 years; no expected stock price volatility as the shares are not publicly traded; and an expected dividend yield of 0.0% in all years presented. Stock-based compensation determined under the fair value based method has been calculated using accelerated vesting as prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28.

               Comprehensive Income

The Company has no components of other comprehensive income (loss) and, accordingly, comprehensive income (loss) is the same as reported net income (loss) for all periods presented.

               Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, in August 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, in October 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company adopted these Statements on September 28, 2002. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 Statement amends SFAS Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted, and, in general, are to be applied prospectively. The Company adopted this Statement on September 28, 2002. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS 123.” SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123, “Accounting for Stock-Based Compensation.” In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions under this Statement in the second quarter of fiscal year 2003. Adoption of SFAS 148 did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without support from other parties and (2) the equity investors lack one or more of the defined essential characteristics of a controlling financial interest. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the participating parties. This Interpretation applies immediately to variable interest entities created after January 31,

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003 and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, FASB Staff Position FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” was issued. This delayed the effective date of this Interpretation for variable interest entities created before February 1, 2003 for the Company until January 3, 2004. The Company has evaluated the impact of the provisions of Interpretation 46 and it believes it will not have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will be applied prospectively for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 in the Company’s fourth quarter did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as liabilities in statements of financial position. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments at the beginning of the first fiscal period beginning after December 15, 2003 for non-public entities. The Company is currently analyzing this Statement and has not yet determined its impact on the Company’s consolidated financial position or results of operations.

               Reclassifications

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation. Net operating results have not been affected by these reclassifications.

3. Balance Sheet Components

               Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $0.6 million at the end of each of fiscal year 2003 and 2002.

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

	Fiscal Year

(Dollars in thousands)	2003	2002

Raw materials and parts	$26,330	30,638
Work in process	8,786	7,306
Finished goods	2,242	2,782

Total net inventories	$37,358	40,726

               Property, Plant, and Equipment

The main components of property, plant, and equipment are as follows:

	Fiscal Year

(Dollars in thousands)	2003	2002

Land and land leaseholds	$36,243	36,243
Buildings	21,261	21,141
Machinery and equipment	54,332	54,874
Leased equipment	3,450	3,727
Construction in progress	1,074	986

	116,360	116,971
Less accumulated depreciation and amortization	(63,413)	(61,125)

Net property, plant and equipment	$52,947	55,846

               Accrued Expenses

Accrued expenses are comprised of the following:

	Fiscal Year

(Dollars in thousands)	2003	2002

Payroll and employee benefits	$12,843	11,253
Accrued interest	2,108	2,152
Non-income taxes	1,068	1,064
Other	5,426	3,862

Total accrued expenses	$21,445	18,331

               Product Warranty

The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations. The

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following table reconciles the changes in the Company’s accrued warranty:

	Fiscal Year

(Dollars in thousands)	2003	2002

Beginning accrued warranty	$4,823	4,225
Cost of warranty claims	(4,883)	(6,162)
Accruals for product warranty	5,461	6,760

Ending accrued warranty	$5,401	4,823

4. Goodwill and Other Intangible Assets

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

Upon adoption of SFAS No. 142, the Company performed a transitional goodwill impairment evaluation to assess whether goodwill was impaired as of the date of adoption. Based on the results of the first step of the transitional goodwill impairment test, it was determined that no potential impairment exists. In addition, as required by SFAS No. 142, an annual test was performed during the fourth quarter of fiscal year 2003 and no potential impairment was noted. Also upon adoption of SFAS No. 142, as required by SFAS No. 141, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and no significant changes were deemed necessary.

               Goodwill

As of October 3, 2003 and September 27, 2002, the Company had $19.1 million of goodwill, $13.4 million of which has been allocated to the vacuum electron devices (“VED”) segment and $5.7 million of which has been allocated to the satcom equipment segment. During fiscal year ended October 3, 2003, there were no goodwill impairment losses and there were no changes in the carrying amount of goodwill.

The following table presents the impact of adopting SFAS No. 142 on net income (loss) if such standard had been in effect for the 52-week periods ended September 27, 2002 and September 28, 2001:

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year

(Dollars in thousands)	2003	2002	2001

Net income (loss) as reported	$16,548	(6,733)	(18,847)
Adjustments:
Goodwill amortization, net of tax	—	946	946

Adjusted net income (loss)	$16,548	(5,787)	(17,901)

               Intangible Assets

As of October 3, 2003 and September 27, 2002, the Company had $1.9 million of intangible assets at cost, with accumulated amortization of $0.8 million and $0.3 million, respectively. Amortization of intangible assets for fiscal years 2003, 2002 and 2001 was approximately $0.5 million, $0.4 million and $1.3 million, respectively. Amortization expense for these intangible assets is projected to be approximately $0.4 million per year through fiscal year 2006.

5. Sale of Solid State Products Division

On September 26, 2002, the Company sold its Solid State Products Division (“SSPD”) to KMIC Technology Inc., a company owned by the former management of SSPD. The Company received approximately $0.9 million in cash and a $0.3 million unsecured promissory note. The note bears interest at 12% per annum and is payable as follows: one-third of the principal plus unpaid interest was due October 1, 2003 with the remaining balance payable in eight quarterly installments of principal and interest beginning January 1, 2004 and ending October 1, 2005. During fiscal year 2002, the sale resulted in a charge to operations of approximately $3.0 million, which represents the net assets sold, including approximately $2.5 million in goodwill and costs and expenses of the transaction, net of $0.9 million of cash received from the sale of the operation’s net assets. Due to the uncertainty of ultimate collection, the proceeds from the promissory note are recognized when the cash payments are received. During fiscal year 2003, cash payments of $0.1 million were recognized. In connection with the SSPD transaction, the Company agreed, subject to certain limitations and exceptions, not to engage in the manufacture of intermediate power amplifiers for satcom amplifiers (“IPA’s”) for a 3-year period. In addition, the Company agreed to purchase from KMIC Technology Inc. $0.7 million of its IPA’s per year for such 3-year period at market value.

6. Credit Facility

In December 2002, CPI amended the Credit Facility to increase the maximum amount of its revolving credit line by $20.0 million (the amount of the term loan formerly outstanding under the same credit facility) from $41.0 million to $61.0 million and to extend the expiration date from December 22, 2004 to May 31, 2005. The Credit Facility continues to be secured by substantially all of the assets of CPI and guaranteed by Holding and most of CPI’s subsidiaries. Availability under the Credit Facility continues to be based upon eligible receivables, machinery and equipment and certain real estate. As of October 3, 2003, CPI had $30.0 million available under the Credit Facility.

The Credit Facility provides for borrowings that will bear interest at a rate equal to LIBOR plus 3.25% per annum or prime rate plus 1.75% per annum. Additionally, the terms of the Credit Facility require the Company to maintain certain financial covenants and limit the payment of cash dividends

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the Senior Preferred Stock and Junior Preferred Stock. In addition to customary fronting and other fees under the Credit Facility, CPI pays a fee equal to 1.25% per annum on outstanding but undrawn amounts of letters of credit, customary collateral management fees and a commitment fee of 0.375% per annum on unused facilities.

7. Senior Subordinated Notes of CPI

The $100 million principal amount of Senior Notes matures in 2005 and bears interest at 12% per annum, payable semiannually. The payment of principal, premium and interest on, and other obligations evidenced by the Notes is subordinated in right of payment, as set forth in the indenture governing the Notes (the “Indenture”), to the prior payment in full of all senior indebtedness (as defined), including indebtedness under the Credit Facility, whether outstanding on the date of the Indenture or thereafter incurred. CPI’s payment obligations under the Notes are jointly and severally guaranteed by Holding and all of CPI’s subsidiaries.

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

Upon the occurrence of a change of control, CPI will be required to make an offer to each holder of Notes to repurchase all or a portion of such holder’s Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. The Credit Facility currently allows CPI to redeem limited amounts of the Notes each fiscal year without prior permission from the lenders under the Credit Facility. Subsequent to October 3, 2003, CPI and Holding entered into an amendment to the Credit Facility that, among other things, permits CPI to redeem up to an aggregate maximum amount of $30.0 million of the Notes in any fiscal year. See Note 21, Subsequent Events. In addition, the Indenture contains various restrictions, including restrictions on mergers or the sales of CPI’s assets, dividend payments, purchase, redemption, acquisition or retirement of equity interests of CPI or its affiliates, principal payment on any indebtedness of CPI or guarantors that is subordinated to the Notes, the incurrence of certain indebtedness, or the making of any restricted investment, as defined.

8. Senior Preferred Stock of CPI

CPI is authorized to issue up to 325,000 shares of Senior Preferred Stock, including shares of Senior Preferred Stock that may be used to pay dividends on the Senior Preferred Stock if the Company so elects. Dividends on the Senior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before August 1, 2000, CPI may, at its option and subject to debt covenant restrictions, pay dividends in cash or in shares of Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. Beginning August 1, 2000, dividends may only be paid in cash.

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal years 2003, 2002, and 2001 cash dividends of $5.9 million, $5.1 million, and $4.4 million, respectively were accrued and not paid on Senior Preferred Stock.

The Senior Preferred Stock is redeemable at the option of CPI, in whole or in part from time to time, initially at 107% of the liquidation preference thereof and at decreasing prices thereafter to and including August 1, 2004 and thereafter at 100% of the liquidation preference thereof, together, in each case, with accumulated and unpaid dividends thereon. The Senior Preferred Stock is subject to mandatory redemption in whole on August 1, 2007 at a price equal to the liquidation preference thereof, plus accumulated and unpaid dividends.

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

CPI may, at its option, on any dividend payment date, exchange all, but not less than all, of the outstanding shares of Senior Preferred Stock into 14% Junior Subordinated Notes (the “Exchange Notes”) due 2007, so long as such exchange is permitted by the Credit Facility and the Indenture, in an aggregate principal amount not to exceed the aggregate liquidation preference, plus accumulated and unpaid dividends on the date of exchange. The Exchange Notes will be general unsecured obligations of CPI and will be subordinated to all existing and future senior indebtedness of CPI, including indebtedness under the Credit Facility and the Indenture. Except for terms relating to these subordination provisions, payment of interest on a quarterly basis, optional redemption and the date on which repayment is mandatory (all of which terms would be similar to the terms of Senior Preferred Stock), the terms of the Exchange Notes will be generally identical to the terms of the Senior Notes.

9. Junior Preferred Stock of CPI

CPI is authorized to issue up to 525,000 shares of Junior Preferred Stock including shares of Junior Preferred Stock that may be used to pay dividends on the Junior Preferred Stock if CPI elects to pay dividends in shares of Junior Preferred Stock. The aggregate liquidation preference of the Junior Preferred Stock issued in connection with the formation of CPI in 1995 was $10.0 million. Dividends on the Junior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before the redemption of the Senior Preferred Stock or the exchange of Senior Preferred Stock into Exchange Notes, CPI is required to pay

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends on the Junior Preferred Stock in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After such redemption or exchange, CPI may, at its option and subject to debt and Senior Preferred Stock covenant restrictions, pay dividends on the Junior Preferred Stock in cash or in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.

At a value of $100 per share, CPI paid preferred dividends on its Junior Preferred Stock through the issuance of 38,509, 33,557, and 29,243 shares of Holding Stock for fiscal years 2003, 2002, and 2001, respectively.

The Junior Preferred Stock ranks junior in right of payment to all liabilities of CPI and to any preferred stock, including Senior Preferred Stock, that is senior in right of payment to the Junior Preferred Stock and ranks senior in right of payment to any additional preferred stock that does not expressly provide that it ranks senior to or on parity with the Junior Preferred Stock and CPI’s common stock.

10. Supplemental Cash Flow Information

Cash paid for interest was $13.3 million, $15.5 million, and $19.2 million, in fiscal years 2003, 2002, and 2001, respectively. Cash paid for taxes was $8.6 million, $1.2 million, and $0.6 million, in fiscal years 2003, 2002, and 2001, respectively.

Non-cash financing activities included the following: Dividends on Senior Preferred Stock included $5.9 million, $5.1 million and $4.4 million of accrued but unpaid preferred dividends in fiscal years 2003, 2002 and 2001, respectively. Dividends on Junior Preferred Stock were paid through the issuance of 38,509, 33,557, and 29,243, shares of Junior Preferred Stock during fiscal years 2003, 2002, and 2001, respectively. Amortization of discount and issue costs on the Senior Preferred Stock was $0.2 million for each of fiscal years 2003, 2002, and 2001. Equipment of $0.1 million was acquired under capital leases during fiscal year 2001 and fully depreciated in fiscal year 2003. No equipment was acquired under capital leases in fiscal years 2003 or 2002.

11. Leases

At October 3, 2003, the Company was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. A summary of future minimum lease payments (dollars in thousands) follows:

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating	Sublease
Fiscal Year	Leases	Income

2004	$1,127	137
2005	888	10
2006	268	–
2007	80	–
2008	71	–
Thereafter	2,436	–

Total future minimum lease payments	$4,870	147

Real estate taxes, insurance, and maintenance are also obligations of the Company. Rental expense under non-cancelable operating leases amounted to $1.3 million, $1.3 million, and $1.2 million, for fiscal years 2003, 2002, and 2001, respectively.

12. Contingencies

The amount of outstanding letters of credit provided for under the Credit Facility was $5.3 million as of October 3, 2003. These outstanding obligations are comprised of the following: $2.6 million related to ten performance bond guarantees, $2.0 million related to the Company’s worker’s compensation insurance, and $0.7 million to various other beneficiaries related primarily to insurance and service contracts.

The Company and Varian are currently defendants in a lawsuit relating to operations prior to the acquisition by the Company of its business from Varian. The Company’s acquisition agreement with Varian provides for Varian’s retention of liability arising out of the above referenced litigation. Accordingly, in the opinion of management, the outcome of that litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

From time to time, the Company may be subject to other claims that arise in the ordinary course of business. In the opinion of management, as of October 3, 2003, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated financial position if unfavorably resolved.

13. Segments and Related Information

The Company has two reportable segments: VEDs and satcom equipment. Reportable segments are differentiated based on product. The VED segment is made up of four operating units, which have been aggregated. Each operating unit has a President that reports either to the Chief Operating Officer, who in turns reports to the Chief Executive Officer (“CEO”), or directly to the CEO.

The CEO evaluates performance and allocates resources to each of these operating units based on the Company’s principal performance measure, earnings before interest, income taxes, depreciation and amortization and certain other non-cash charges (“EBITDA”). These four operating units have similar economic characteristics as measured by EBITDA. The Company’s analysis of the similarity

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of economic characteristics was based on both a historical and anticipated future analysis of performance. In addition, the aggregated units are similar in (i) the nature of their products, (ii) their manufacturing processes, (iii) their customers and, (iv) their distribution and sales methods.

The VED segment develops, manufactures and distributes high power/high frequency microwave and radio frequency signal components. Its products include linear beam, cavity, power grid, crossed field and magnetron devices. These products are used in the communication, radar, electronic countermeasures, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the VED will be located. These products are distributed through the Company’s direct sales force, independent sales representatives and distributors.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Included in the “Other” column is financial information for SSPD, which was sold in September 2002 and did not meet the quantitative thresholds to be reported separately, and certain unallocated corporate-level operating expenses.

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)		Satcom
	VEDs	Equipment	Other	Total

Fiscal Year 2003:
Revenues from external customers	$219,870	45,564	–	265,434
Intersegment product transfers	15,662	–	–	15,662
EBITDA	50,850	4,183	(7,576)	47,457
Total assets	94,671	13,045	74,252	181,968
Capital expenditures	2,612	352	103	3,067

Fiscal Year 2002:
Revenues from external customers	$202,978	45,432	2,835	251,245
Intersegment product transfers	12,527	–	952	13,479
EBITDA	37,300	672	(9,306)	28,666
Total assets	91,608	14,207	50,374	156,189
Capital expenditures	3,086	87	205	3,378

Fiscal Year 2001:
Revenues from external customers	$203,656	64,819	4,046	272,521
Intersegment product transfers	20,081	–	1,432	21,513
EBITDA	29,183	(4,046)	(6,954)	18,183
Total assets	109,684	33,015	61,368	204,067
Capital expenditures	3,522	1,487	779	5,788

A reconciliation of EBITDA from reportable segments to Income (loss) before Taxes is as follows:

(Dollars in thousands)	Fiscal Year

	2003	2002	2001

Segment EBITDA	$47,457	28,666	18,183
Less:
Depreciation and amortization	6,293	11,304	13,346
Other	–	3,033	–
Interest expense	14,540	16,508	20,734

Income (loss) before taxes	$26,624	(2,179)	(15,897)

In fiscal year 2002, “Other” represents non-cash charges of $2.5 million resulting from the write-off of goodwill in conjunction with the sale of SSPD and $0.5 million related to impairment of equipment used in the satcom equipment segment.

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

Sales by geographic area are as follows:

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Fiscal Year

	2003	2002	2001

United States	$175,880	175,060	182,637
All foreign countries	89,554	76,185	89,884

Total sales	$265,434	251,245	272,521

CPI had one customer, the US Government, that accounted for 10% or more of consolidated sales in fiscal years 2003, 2002 and 2001. Sales to this customer were $51.3 million, $43.9 million, and $42.8 million in the Company’s consolidated sales for fiscal years 2003, 2002, and 2001, respectively. Accounts receivable from this customer represented 21% and 18% of consolidated accounts receivable at fiscal year end 2003 and 2002, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products as well.

14. Research and Development

Company-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by the Company on research and development are summarized as follows:

(Dollars in thousands)	CPI	Customer	Total
	Sponsored	Sponsored	Incurred

Fiscal year 2003	$6,860	3,725	10,585
Fiscal year 2002	$5,873	5,174	11,047
Fiscal year 2001	$5,767	5,012	10,779

15. Provision for Income Taxes

Income (loss) before income taxes for domestic and non-U.S. operations is as follows:

(Dollars in thousands)	Fiscal Year

	2003	2002	2001

Domestic	$17,610	(2,138)	(10,431)
Non-U.S	9,014	(41)	(5,466)

Total	$26,624	(2,179)	(15,897)

Income tax expense (benefit) is comprised of the following:

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Fiscal Year

	2003	2002	2001

Current
U.S. federal	$6,541	1,600	(8,730)
State	1,891	221	10
Non-U.S	1,644	(767)	310

Total Current	10,076	1,054	(8,410)

Deferred
U.S. federal	—	2,389	9,350
State	—	1,085	2,994
Non-U.S	—	26	(984)

Total Deferred	—	3,500	11,360

Income tax expense	$10,076	4,554	2,950

The significant components of the CPI’s deferred tax assets and liabilities are as follows:

(Dollars in thousands)	Fiscal Year-End

	2003	2002

Deferred tax assets:
Inventory and other reserves	$8,473	8,116
Accrued vacation	1,670	1,474
Deferred compensation and other accruals	1,184	474
Foreign jurisdictions, net	489	1,154
State taxes	650	—
Net operating loss and credit carryforwards	1,362	2,089

Gross deferred tax assets	13,828	13,307
Valuation allowance	(10,277)	(11,799)

Total deferred tax assets	3,551	1,508
Deferred tax liabilities:
Accelerated depreciation	(3,537)	(1,507)
Foreign jurisdictions, net	(14)	(1)

Total deferred tax liabilities	(3,551)	(1,508)

Net deferred tax asset	$—	—

The provision for income tax expense for fiscal year 2003 and 2002 consists of federal and state current tax expenses. The foreign income tax expense results from current tax payable in the foreign jurisdictions.

As of fiscal year 2003 and 2002, management has established a full valuation allowance for all of deferred tax assets for which realization is uncertain. This allowance has been established based on the uncertainty of utilizing net operating losses and various tax credits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 3, 2003. The net change in the total valuation allowance for the 53-week period ended October 3, 2003 and the 52-week period ended September 27, 2002 was a decrease of $1.5 million and a decrease of $0.6 million, respectively.

As of October 3, 2003, the Company has fully utilized the net operating loss carryforward for federal income tax and has approximately $12.3 million in state net operating loss carryforward available to reduce future income subject to income taxes. State net operating loss carryforwards expire beginning in 2008.

As of October 3, 2003, the Company has foreign tax credit carryforwards for federal income tax and a Manufacturers’ Investment Credit for California income tax purposes of approximately $0.6 million available to reduce future federal and California income taxes, respectively. Foreign tax credit carryforwards expire beginning in 2008. The California credit carryforward will expire beginning in 2005.

The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

	Fiscal Year

	2003	2002	2001

Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
Foreign tax rate differential	(0.2)	(33.2)	2.0
State taxes	4.6	38.9	18.9
Non-deductible expenses	1.4	8.3	24.4
Change in valuation allowance	(3.0)	230.0	7.7
Other	—	—	0.6

Effective tax rate	37.8%	209.0%	18.6%

16. Stock-Based Benefit Plans

               2000 Stock Option Plan

In March 2000, Holding established the Communications & Power Industries 2000 Stock Option Plan (“the Plan”) to provide an incentive for key employees, consultants, advisors and non-affiliate directors of Holding and its subsidiaries, and reserved 250,000 shares of Holding’s common stock for issuance under the Plan. Options granted under the Plan are granted at fair market value, expire ten years from the date of grant and generally vest in four equal annual installments, commencing one year from the date of grant. The stock options granted pursuant to the Plan are not considered “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended, and are subject to all of the terms and restrictions contained in the Stock Option Agreements and Stockholders Agreements. Upon a merger or a sale, the Stock Option Committee of

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Board of Directors (“Committee”), may, in its discretion, do one or more of the following: (1) shorten the period which options are exercisable, (2) accelerate the vesting schedule of the options, (3) arrange to have surviving or successor entity assume the options or grant replacement options with appropriate adjustments in the exercise prices and adjustments in the number and kind of securities, and (4) cancel these options upon payment to the option holder in cash. All determinations to the preceding shall be made by the Committee and shall be final, binding and conclusive on all parties.

On March 3, 2003, a majority of the holders of Holding’s common stock adopted an amendment to the Plan to increase the total number of shares of common stock that Holding is authorized to issue pursuant to the Plan from 250,000 to 350,000. A summary of the status of the Plan is as follows:

		Options Outstanding

		Number of	Weighted-
	Options Available	Shares Under	Average Exercise
	for Grant	Option	Price

Authorized	250,000	—	—
Granted	(235,050)	235,050	$4.00

Balance at September 28, 2001	14,950	235,050	$4.00

Granted	(2,000)	2,000	$4.00
Canceled	21,750	(21,750)	$4.00

Balance at September 27, 2002	34,700	215,300	$4.00

Additional shares authorized	100,000	—	—
Granted	(191,000)	191,000	$1.10
Canceled	102,250	(102,250)	$4.00

Balance at October 3, 2003	45,950	304,050	$2.18

The following table summarizes information about options outstanding under the Plan at October 3, 2003:

Options Outstanding				Options Exercisable

Outstanding Options
		Weighted Average	Weighted-		Weighted-
Range of		Remaining	average	Number of	average
Exercise	Number	Contractual Life	Exercise	Shares	Exercise
Prices	of Shares	(In Years)	Price	Exercisable	Price

$4.00	113,050	6.78	$4.00	82,600	$4.00
$1.10	191,000	9.42	$1.10	—	$1.10

The Company uses the intrinsic-value based method to account for its employee’s stock-based compensation plan. For options granted in fiscal year 2002 and 2001, no compensation cost has been recognized in the accompanying consolidated financial statements for options granted under this plan as the exercise price of each option equaled the fair value of the underlying common stock as of the grant date. With respect to options granted in fiscal year 2003, the Company has recorded deferred stock-based compensation of approximately $1.5 million for the difference at the grant date between

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the exercise price and the fair value as determined by an independent appraisal. The total deferred stock-based compensation recorded will be amortized on a straight-line basis over the four-year vesting period.

               Holding Equity Plan

In August 1995, Holding established the Holding 1995 Management Equity Plan (the “Holding Equity Plan”), under which certain of Holding’s and CPI’s present and former executive officers are participants. Under the Holding Equity Plan, participants may purchase shares of Holding common stock (“Management Shares”) at a price determined by Holding’s Board of Directors to be the fair market value of such Holding common stock on the date the participant executes an agreement to purchase the shares. Holding has reserved a total of 1,250,000 shares of Holding Common Stock for issuance under the Holding Equity Plan, of which 1,146,750 were issued to the Company’s former Chief Executive Officer, certain officers and key employees in fiscal year 1995. In March 2003, the Company sold an additional 100,000 shares to certain executive officers of Holding and CPI for $1.10 per share in cash. The Company recorded compensation expense of $0.8 million related to this sale as the shares were subsequently determined to have been sold at less than the fair value as determined by an independent appraisal.

17. Retirement and Profit Sharing Plans

CPI provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The plans provide for CPI to contribute an amount based on a percentage of each participant’s base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and Company matching contributions are 100% vested. The deferred compensation liability amounted to approximately $0.1 and $0.1 million as of October 3, 2003 and September 27, 2002, respectively. Total CPI contributions to these plans were $2.7 million for each of fiscal years 2003, 2002, and 2001.

CPI’s bonus program provides incentive bonuses to management if certain performance goals are achieved. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, cash flow and asset utilization.

               Defined Benefit Plan

In fiscal year 2003, the Company established a defined benefit pension plan for its Chief Executive Officer. The plan’s benefits are based on compensation earnings but are limited by Canada’s Income Tax Act. All costs of the plan will be borne by the Company. The plan’s assets consist primarily of mutual funds and cash.

The following table shows the net periodic pension cost and other data of this plan for fiscal year 2003:

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Components of net periodic pension cost
Current year service cost	$23
Prior year service cost	124
Interest cost	20
Actual return on plan assets	(13)

Net periodic pension cost	$154

Benefit Obligation
Beginning balance	$—
Transfer from defined contribution plan	102
Service cost	147
Interest cost	20
Benefits paid	—
Exchange rate adjustment	40

Ending balance	$309
Plan Assets at Fair Value
Beginning balance	$—
Transfer from defined contribution plan	102
Actual return on plan assets	13
Company contributions	147
Benefits paid	—
Exchange rate adjustment	40

Ending balance	$302

Benefit obligations in excess of plan assets	$7

The projected benefit obligations and net periodic pension cost were determined using the following weighted average assumptions:

Discount rate	4.75%
Expected return on plan assets	7.50%
Expected rate of compensation increases	5.50%

18. Related Party Transactions

               Sale-leaseback transaction between CPI and Holding

On December 22, 2000, a sale-leaseback transaction related to CPI’s facilities in San Carlos, California was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real property, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million. The promissory note matures in December 2009, and provides for interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding’s option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

installments) of $2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matured June 1, 2002. During fiscal year 2002 , the loan was extended until June 1, 2003 and a principal payment of $0.2 million was made. During fiscal year 2003, the loan was extended until January 31, 2004 and another principal payment of $0.3 million was made. The loan bears interest at LIBOR plus 4.25% and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property. CPI realized a gain on the sale of the property of approximately $8.5 million that is being recognized over the twenty year lease term. Intercompany accounts and transactions associated with this sale-leaseback transaction have been eliminated in consolidation.

               Outside Advisors

Holding and CPI have entered into a management services agreement with Leonard Green & Partners, L.P. (“LGP”) to pay approximately $0.4 million, plus out-of-pocket expenses, annually to LGP, which is an affiliate of the general partner of Green Equity Investors II, L.P., Holding’s majority stockholder. Certain individuals who are stockholders of the general partner of LGP are members of the Board of Directors of Holding and CPI. The management services agreement provides for management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. In addition, LGP may provide financial advisory and investment banking services to the Company in connection with major financial transactions for an additional fee.

               Stockholder Loans

In connection with Holding’s 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by delivery of a secured promissory note (collectively, the “Management Notes”) to Holding.

The aggregate principal amount of such Management Notes was $0.9 million as of October 3, 2003. Of this amount, $0.7 million is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $0.2 million is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the “Applicable Federal Rate” in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note and the Varian guaranty. The Board of Directors of Holding has extended the due dates of all past and future scheduled interest and principal payments on these Management Notes until the Management Notes are due in 2004 or upon request of the Board of Directors, whichever comes first.

19. Guarantees

Holding has guaranteed CPI’s obligations under the Credit Facility, the Senior Notes and the Indenture. Other than the transactions associated with the San Carlos real property purchase and

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related financing and leaseback arrangements, the consolidated balance sheets of Holding as of October 3, 2003 and September 27, 2002 are substantially identical to those of CPI.

In connection with the sale of SSPD in September 2002 to KMIC Technology Inc. the Company was required to provide a $100,000 letter of credit as a partial guarantee for the new company’s leased facilities. The letter of credit guarantee expires in November 2003.

20. Quarterly Financial Data (Unaudited)

	(Dollars in thousands)

	Oct. 3,	July 4,	Apr. 4,	Jan. 3,	Sept. 27,	June 28,	Mar. 29,	Dec. 28,
Quarter Ended	2003	2003	2003	2003	2002	2002	2002	2001

Sales	$65,190	70,721	67,897	61,626	59,613	64,792	60,612	66,228
Gross profit	$20,655	23,448	20,684	16,690	15,287	16,664	12,946	14,159
Net income (loss)	$2,536	8,257	3,219	2,536	(2,927)	(1,039)	(1,733)	(1,034)

During the closing of the quarter ended October 3, 2003 and in connection with the Merger Agreement described in Note 21, the Company obtained an updated independent appraisal to determine the fair value of common stock purchased by certain executives and stock options granted to certain employees during the quarter ended April 4, 2003. The Company recognized additional employee compensation expense for 100,000 shares of Holding common stock, based on the difference between the issue price of common stock and the revised fair value of common stock. The Company also recognized additional employee compensation expense over the four-year vesting period for 191,000 shares of stock options granted, based on the difference between the exercise price and the revised fair value of the Company’s common stock. As a result, compensation expense increased from previously reported amounts by $0.8 million and $0.1 million for the quarters ended April 4, 2003 and July 4, 2003, respectively. As of April 4, 2003, the reported balance sheet amounts for additional paid-in capital and deferred stock-based compensation were increased by $2.3 million and $1.5 million, respectively. As of July 4, 2003, the reported balance sheet amounts for additional paid-in capital and deferred stock-based compensation were increased by $2.3 million and $1.4 million, respectively.

21. Subsequent Events

     Proposed Merger

On November 17, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), under which a corporation (“Acquiror”) owned by The Cypress Group L.L.C., a New York-based private equity firm, agreed to acquire the Company in a cash-for-stock transaction with a total value of approximately $300 million.

Pursuant to the Merger Agreement, a wholly owned subsidiary of Acquiror will merge with and into the Company (the “Merger”), with the Company as the surviving corporation. Consummation of the Merger is subject to customary conditions, including a condition that Acquiror obtain the requisite debt financing. Subject to the satisfaction of the applicable conditions, it is currently anticipated that the Merger will close in the second quarter of fiscal year 2004.

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Management Services Agreement described in Note 18, it is contemplated that in connection with and upon consummation of the Merger, LGP will receive a transaction fee of $1,250,000.

     Redemption of 12% Senior Subordinated Notes of CPI

On December 4, 2003, CPI instructed the trustee under the Indenture to send a notice to all of the registered holders of the Senior Notes, notifying them that CPI has elected to redeem $26,000,000 in principal amount of the Notes on January 5, 2004, pursuant to and in accordance with the terms of the Indenture. The redemption will occur at a price equal to 101.5% of the principal amount of such notes plus accrued and unpaid interest to January 5, 2004. In connection with the redemption, CPI and Holding entered into an amendment to the Credit Facility that, among other things, permits CPI to redeem up to an aggregate maximum amount of $30.0 million of the Senior Notes in any fiscal year.

     Related Party Transactions

In November 2003, Green Equity Investors III, L.P., an affiliate of GEI II, purchased all of the outstanding shares of 14% Junior Cumulative Preferred Stock of CPI and approximately 60% of the shares of 14% Senior Exchangeable Redeemable Cumulative Preferred Stock of CPI from an independent third party.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

Independent Auditors’ Report

The Board of Directors and Stockholders
Communications & Power Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Communications & Power Industries, Inc. (a wholly owned subsidiary of Communications & Power Industries Holding Corporation) and subsidiaries (“CPI”) as of October 3, 2003 and September 27, 2002, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the 53-week period ended October 3, 2003 and the 52-week periods ended September 27, 2002 and September 28, 2001. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of CPI’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communications & Power Industries, Inc. and subsidiaries as of October 3, 2003 and September 27, 2002, and the results of their operations and their cash flows for the 53-week period ended October 3, 2003 and the 52-week periods ended September 27, 2002 and September 28, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective September 28, 2002, CPI adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/KPMG LLP

Mountain View, California
December 10, 2003

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Fiscal Year-End

	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$33,751	2,724
Accounts receivable, net	33,128	30,165
Inventories	37,358	40,726
Prepaid expenses	2,210	2,637

Total current assets	106,447	76,252
Property, plant, and equipment, net	40,132	42,478
Goodwill	19,149	19,149
Intangibles assets, net	1,140	1,613
Debt issue costs, net	2,263	3,259
Note receivable from parent	5,750	5,750

Total assets	$174,881	148,501

LIABILITIES, SENIOR REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion of capital leases	$—	45
Accounts payable	15,624	14,111
Accrued expenses	22,783	19,340
Product warranty	5,401	4,823
Income taxes payable	3,838	2,964
Accrued dividends payable	15,449	9,538
Advance payments from customers	10,203	7,594

Total current liabilities	73,298	58,415
Senior subordinated notes	100,000	100,000
Deferred income on sale-leaseback	6,887	7,311

Total liabilities	180,185	165,726

Senior Redeemable Preferred Stock ($ .01 par value, 325,000 shares authorized; 297,346 shares issued and outstanding as of 2003 and 2002, respectively; liquidation preference $100 per share)	28,907	28,693

Commitments and contingencies
Stockholders’ Deficit
Junior Preferred Stock ($ .01 par value, 525,000 shares authorized; 299,541 and 261,032 shares issued and outstanding as of 2003 and 2002, respectively; liquidation preference $100 per share)	2	2
Common stock ($ .01 par value, 400,000 shares authorized; 1 share issued and outstanding as of 2003 and 2002)	—	—
Additional paid-in capital	50,758	44,608
Deferred stock-based compensation	(1,289)	—
Accumulated deficit	(82,426)	(89,305)
Stockholder loans	(1,256)	(1,223)

Net stockholders’ deficit	(34,211)	(45,918)

Total liabilities, senior redeemable preferred stock and stockholders’ deficit	$174,881	148,501

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fiscal Year

	2003	2002	2001

Sales	$265,434	251,245	272,521
Cost of sales	183,957	192,189	223,332

Gross profit	81,477	59,056	49,189

Operating costs and expenses:
Research and development	6,860	5,873	5,767
Selling and marketing	15,650	16,073	17,544
General and administrative	19,412	21,145	22,065
(Gain) losson sale of Solid State Products Division (SSPD)	(136)	3,004	—

Total operating costs and expenses	41,786	46,095	45,376

Operating income	39,691	12,961	3,813
Interest expense	12,511	14,463	18,646

Income (loss) before taxes	27,180	(1,502)	(14,833)
Income tax expense	10,325	4,559	2,950

Net income (loss)	16,855	(6,061)	(17,783)
Preferred dividends:
Senior Redeemable Preferred Stock	5,911	5,151	4,387
Junior Preferred Stock	3,851	3,356	2,924

Net income (loss) attributable to common stock	$7,093	(14,568)	(25,094)

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Junior		Additional	Deferred			Total
	Preferred	Common	Paid-in	Stock-based	Accumulated	Stockholder	Stockholders'
	Stock	Stock	Capital	Compensation	Deficit	Loans	Deficit

Balances, September 29, 2000	$2	—	38,328	—	(49,215)	(1,133)	(12,018)

Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	—	(214)	—	(214)
Dividends on senior redeemable preferred stock	—	—	—	—	(4,387)	—	(4,387)
Payment of dividends on junior preferred stock	—	—	2,924	—	(2,924)	—	—
Net loss	—	—	—	—	(17,783)	—	(17,783)
Interest accrued on stockholder loan	—	—	—	—	—	(48)	(48)

Balances, September 28, 2001	$2	—	41,252	—	(74,523)	(1,181)	(34,450)

Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	—	(214)	—	(214)
Dividends on senior redeemable preferred stock	—	—	—	—	(5,151)	—	(5,151)
Payment of dividends on junior preferred stock	—	—	3,356	—	(3,356)	—	—
Net loss	—	—	—	—	(6,061)	—	(6,061)
Interest accrued on stockholder loan	—	—	—	—		(42)	(42)

Balances, September 27, 2002	$2	—	44,608	—	(89,305)	(1,223)	(45,918)

Amortization of discount and issue costs on senior redeemable preferred stock	—	—	—	—	(214)	—	(214)
Dividends on senior redeemable preferred stock	—	—	—	—	(5,911)	—	(5,911)
Payment of dividends on junior preferred stock	—	—	3,851	—	(3,851)	—	—
Issuance of Holding stock options at less than fair value	—	—	1,509	(1,289)	—	—	220
Issuance of Holding stock at less than fair value	—	—	790		—	—	790
Net income	—	—	—	—	16,855	—	16,855
Interest accrued on stockholder loan	—	—	—	—		(33)	(33)

Balances, October 3, 2003	$2	—	50,758	(1,289)	(82,426)	(1,256)	(34,211)

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years

	2003	2002	2001

OPERATING ACTIVITIES
Net cash provided by operating activities	$35,080	43,770	6,789

INVESTING ACTIVITIES
Proceeds from sale of property to parent	—	—	17,250
Proceeds from sale of SSPD division	136	926	—
Proceeds from sale of property, plant and equipment	—	—	1,944
Purchase of property, plant, and equipment	(3,067)	(3,378)	(5,788)

Net cash (used in) provided by investing activities	(2,931)	(2,452)	13,406

FINANCING ACTIVITIES
Repayments on capital leases	(45)	(964)	(960)
Payment of debt issue costs	(298)	(101)	(1,743)
Repayment of terminated revolving credit facility	—	—	(40,000)
Net repayments of revolving credit facility	—	(21,293)	21,530
Repayments on terminated senior term loans	—	—	(16,049)
Net (repayments) proceeds from bank overdraft	(779)	861	(4,836)
Net (repayments) proceeds from senior term loans	—	(20,000)	20,000

Net cash used in financing activities	(1,122)	(41,497)	(22,058)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	31,027	(179)	(1,863)
Cash and cash equivalents at beginning of period	2,724	2,903	4,766

Cash and cash equivalents at end of period	$33,751	2,724	2,903

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Fiscal Years

	2003	2002	2001

DETAIL OF NET CASH PROVIDED
BY OPERATING ACTIVITIES
Net income (loss)	$16,855	(6,061)	(17,783)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,279	8,581	10,210
Amortization of deferred debt issue costs	1,294	1,557	1,655
Amortization of goodwill and intangibles	473	2,064	2,638
Allowance for doubtful accounts	133	331	355
(Gain) loss on the sale of SSPD	(136)	3,004	—
Gain on sale of property to Holding	(424)	(424)	(317)
Compensation expense from Holding stock issued at less than fair value	790	—	—
Compensation expense from Holding stock options issued at less than fair value	220	—	—
Deferred income taxes	—	3,500	11,360
Loss on liquidation of capital lease	—	73	—
Interest accrued on stockholder loan	(33)	(42)	(48)
Asset impairment loss	—	508	—
Net losses (gains) on the disposition of assets	80	188	(792)
Changes in operating assets and liabilities:
Accounts receivable	(3,096)	15,705	(4,659)
Inventories	3,422	16,175	6,271
Prepaid expenses	427	(436)	(638)
Accounts payable	2,292	(2,118)	1,453
Accrued expenses	3,443	1,489	965
Product warranty	578	618	1,247
Income tax payable, net	874	657	(9,111)
Advance payments from customers	2,609	(1,599)	3,983

Net cash provided by operating activities	$35,080	43,770	6,789

See accompanying notes to the consolidated financial statements.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Communications & Power Industries, Inc. (“CPI” or the “Company”) develops, manufactures and distributes microwave and power grid vacuum electronic devices, microwave amplifiers, modulators and various other power supply equipment and devices. The Company operates five manufacturing operations in North America, and sells and services its products and customers worldwide primarily through a direct sales force.

In August 1995, CPI acquired substantially all of the assets of the Electron Devices business of Varian Associates, Inc.(now known as Varian Medical Systems, Inc.) (“Varian”) and then was merged with a wholly owned subsidiary of Communications & Power Industries Holding Corporation (“Holding”), a corporation newly formed by a group of investors, including management of the Company. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated based upon the fair values of assets acquired and liabilities assumed. Financing for the acquisition was obtained through the issuance of 12% Senior Subordinated Notes due 2005 of CPI (the “Notes”) in the aggregate principal amount of $100.0 million, the issuance of 14% Senior Redeemable Exchangeable Cumulative Preferred Stock due 2007 of CPI (the “Senior Preferred Stock”), and the issuance of 14% Junior Cumulative Preferred Stock of CPI, (the “Junior Preferred Stock”), and common stock of Holding.

2.	Summary of Significant Accounting Policies

               Basis of Presentation

The accompanying consolidated financial statements include the accounts of CPI and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal years reported are the 52-week or 53-week periods ending on the Friday nearest to September 30. Fiscal year 2003 was comprised of the 53-week period ending on October 3, 2003. Fiscal years 2002 and 2001 were comprised of the 52-week periods ending on September 27, 2002 and September 28, 2001, respectively. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Generally, CPI requires no collateral from its customers, and CPI estimates an allowance for doubtful accounts based on the creditworthiness of its customers and general economic conditions. Consequently, an adverse change in those factors could affect CPI’s estimate of its bad debts.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Historical credit losses have been within management’s expectations, and most transactions with third world economies are backed by letters of credit.

The Company is self insured for certain losses relating to workers’ compensation. The self insurance accrual is based on claims filed and an estimate for significant claims incurred but not reported.

               Cash and Cash Equivalents

Currency on hand, demand deposits, and all highly liquid investments with an original maturity of three months or less are considered to be cash and cash equivalents. On October 3, 2003, cash and cash equivalents included $0.2 million of restricted cash related to a sublease of the Company’s San Carlos facility. There was no restricted cash at the end of fiscal year 2002 or 2001.

               Revenue Recognition

Sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in cost of sales.

The estimated sales values of performance under certain contracts to commercial customers and U.S. Government fixed-price and fixed-price incentive contracts are recognized under the percentage of completion method of accounting where the sales value is determined on the basis of costs incurred. Provisions for anticipated losses are made in the period in which they first become determinable. Sales under cost-reimbursement contracts, primarily research and development contracts, are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain U.S. Government contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.

               Property, Plant, and Equipment

Property, plant and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed currently. Plant and equipment are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Estimated useful lives of property, plant, and equipment are as follows: land leaseholds, the life of the lease; buildings, 20 to 40 years; and machinery and equipment, 3 to 7 years.

Gains and losses resulting from the disposition of assets (property, plant and equipment) are reported on a net basis under the caption “General and administrative” in the accompanying Consolidated Statements of Operations. Net (losses) gains on the disposition of assets were ($0.1) million, ($0.2) million, and $0.8 million for fiscal years 2003, 2002 and 2001, respectively.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

               Accounting for Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal year 2003. SFAS No. 142 requires that goodwill be tested annually for impairment and whenever events or changes in circumstances indicate that an impairment loss may have occurred, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Prior to fiscal year 2003, the Company amortized goodwill on a straight-line basis over 15 to 25 years and evaluated goodwill for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

The Company adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” at the beginning of fiscal year 2003. SFAS No. 144 requires that the Company assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets.

               Product Warranty

CPI’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. A provision for estimated future costs of repair, replacement or customer accommodations is reflected in the accompanying consolidated financial statements.

               Deferred Debt Issue Costs

Costs incurred related to the issuance of CPI’s long-term debt and other credit facilities are capitalized and amortized over the estimated time the obligations are expected to be outstanding using the effective interest method. The amortization periods used for the deferred costs associated with the mortgage financing, , CPI’s revolving credit facility (the “Credit Facility”), and the Senior Notes are 1 year, 4 years and 10 years, respectively.

               Senior Preferred Stock

The Senior Preferred Stock was issued in units with an aggregate of 262,500 shares of common stock of Holding. The fair value of the shares of Holding’s common stock issued, and the issue costs associated with the issuance of the Senior Preferred Stock, have been reflected as a reduction of the Senior Preferred Stock issued and are being amortized via a charge to accumulated deficit over the period until mandatory redemption, 12 years, using the straight-line method.

               Income Taxes

The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

               Foreign Currency Translation

The functional currency of CPI’s foreign subsidiaries is the U.S. dollar. Gains or losses resulting from the translation into U.S. dollars of amounts denominated in foreign currencies are included in the determination of net income (loss). Foreign currency gains and losses are reported under the caption “General and administrative” in the Consolidated Statement of Operations.

               Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, Credit Facility, mortgage financing and long-term debt. The carrying value of CPI’s cash and cash equivalents, accounts receivable, accounts payable, Credit Facility and mortgage financing approximate their fair values due to the relatively short period to maturity of the instruments. The fair value of the Senior Notes based on quoted market prices or pricing models using current market rates, is a premium of 1.5% as of October 3, 2003 and a discount of 16% as of September 27, 2002.

               Stock-Based Compensation

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price at the measurement date. During fiscal year 2003, the Company issued stock options to employees which were subsequently determined to have been issued below the fair value of the stock on the date of grant. The compensation costs associated with the 2003 stock options is amortized as a charge against income under the caption “General and administrative” on the Consolidated Statement of Operations on a straight-line basis over four years vesting period of the options. If compensation cost for the Company’s stock-based compensation plan had been determined consistent with SFAS No. 123, the Company’s net income (loss) would have changed to the pro forma amounts indicated below:

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Fiscal Year

(Dollars in thousands)	2003	2002	2001

Net income (loss) as reported	$16,855	(6,061)	(17,783)
Add: Stock-based compensation included in net income (loss) determined under the the intrinsic value method, net of tax	220	—	—
Deduct: Stock-based compensation determined under fair value based method, net of tax	(533)	(40)	(104)

Pro forma net income (loss)	$16,542	(6,101)	(17,887)

The per share weighted-average fair value of stock options granted during fiscal years 2003, 2002 and 2001 was $8.07, $.62, and $.74, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 3.38%, 3.38%, and 4.09%, in fiscal years 2003, 2002 and 2001, respectively; expected life of 5 years; no expected stock price volatility as the shares are not publicly traded; and an expected dividend yield of 0.0% in all years presented. Stock-based compensation determined under the fair value based method has been calculated using accelerated vesting as prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28.

               Comprehensive Income

The Company has no components of other comprehensive income (loss) and, accordingly, comprehensive income (loss) is the same as reported net income (loss) for all periods presented.

               Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, in August 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, in October 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company adopted these Statements on September 28, 2002. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 Statement amends SFAS Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective in fiscal years beginning after May 15, 2002, with early adoption permitted, and, in general, are to be applied prospectively. The Company adopted this Statement on September 28, 2002. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS 123.” SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123, “Accounting for Stock-Based Compensation.” In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions under this Statement in the second quarter of fiscal year 2003. Adoption of SFAS 148 did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) The equity investment at risk is not sufficient to permit the entity to finance its activities without support from other parties and (2) the equity investors lack one or more of the defined essential characteristics of a controlling financial interest. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the participating parties. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, FASB Staff Position FIN 46-6 “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” was issued. This delayed the effective date of this Interpretation for variable interest entities created before February 1, 2003 for the Company until January 3, 2004. The Company has evaluated the impact of the provisions of Interpretation 46 and it believes it will not have a material impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will be applied prospectively for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Adoption of SFAS No. 149 in the Company’s fourth quarter did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as liabilities in statements of financial position. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments at the beginning of the first fiscal period beginning after December 15, 2003 for non-public entities. The Company is currently analyzing this Statement and has not yet determined its impact on the Company’s consolidated financial position or results of operations.

               Reclassifications

Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation. Net operating results have not been affected by these reclassifications.

3.	Balance Sheet Components

               Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $0.6 million at the end of each of fiscal year 2003 and 2002.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

               Inventories

Inventories are stated at the lower of average cost or market (net realizable value). The main components of inventories are as follows:

	Fiscal Year-End

(Dollars in thousands)	2003	2002

Raw materials and parts	$26,330	30,638
Work in process	8,786	7,306
Finished goods	2,242	2,782

Total net inventories	$37,358	40,726

               Property, Plant, and Equipment

The main components of property, plant, and equipment are as follows:

	Fiscal Year-End

(Dollars in thousands)	2003	2002

Land and land leaseholds	$26,720	26,720
Buildings	13,661	13,521
Machinery and equipment	54,332	54,874
Leased equipment	3,450	3,727
Construction in progress	1,074	986

	99,237	99,828
Less accumulated depreciation And amortization	(59,105)	(57,350)

Net property, plant and equipment	$40,132	42,478

               Accrued Expenses

Accrued expenses are comprised of the following:

	Fiscal Year-End

(Dollars in thousands)	2003	2002

Payroll and employee benefits	$12,843	11,253
Accrued interest	2,100	2,069
Non-income taxes	1,068	1,064
Other	6,772	4,954

Total accrued expenses	$22,783	19,340

               Product Warranty

The Company’s products are generally warranted for a variety of periods, typically one to three years or a predetermined product usage life. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the balance based on actual experience and changes in future expectations. The

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

following table reconciles the changes in the Company’s accrued warranty:

	Fiscal Year

(Dollars in thousands)	2003	2002

Beginning accrued warranty	$4,823	4,225
Cost of warranty claims	(4,883)	(6,162)
Accruals for product warranty	5,461	6,760

Ending accrued warranty	$5,401	4,823

4.	Goodwill and Other Intangible Assets

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

Upon adoption of SFAS No. 142, the Company performed a transitional goodwill impairment evaluation to assess whether goodwill was impaired as of the date of adoption. Based on the results of the first step of the transitional goodwill impairment test, it was determined that no potential impairment exists. In addition, as required by SFAS No. 142, an annual test was performed during the fourth quarter of fiscal year 2003, and no potential impairment was noted. Also upon adoption of SFAS No. 142, as required by SFAS No. 141, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and no significant changes were deemed necessary.

     Goodwill

As of October 3, 2003 and September 27, 2002, the Company had $19.1 million of goodwill, $13.4 million of which has been allocated to the vacuum electron devices (“VED”) segment and $5.7 million of which has been allocated to the satcom equipment segment. During the fiscal year ended October 3, 2003, there were no goodwill impairment losses and no changes in the carrying amount of goodwill.

The following table presents the impact of adopting SFAS No. 142 on net income (loss) if such standard had been in effect for the 52-week periods ended September 27, 2002 and September 28, 2001.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Fiscal Year

(Dollars in thousands)	2003	2002	2001

Net income (loss) as reported	$16,855	(6,061)	(17,783)
Adjustments:
Goodwill amortization, net of tax	—	946	946

Adjusted net income (loss)	$16,855	(5,115)	(16,837)

     Intangible Assets

As of October 3, 2003 and September 27, 2002, the Company had $1.9 million of intangible assets at cost, with accumulated amortization of $0.8 million and $0.3 million, respectively. Amortization of intangible assets for fiscal years 2003, 2002 and 2001 was approximately $0.5 million, $0.4 million and $1.3 million, respectively. Amortization expense for these intangible assets is projected to be approximately $0.4 million per year through fiscal year 2006.

5. Sale of Solid State Products Division

On September 26, 2002, the Company sold its Solid State Products Division (“SSPD”) to KMIC Technology Inc., a company owned by the former management of SSPD. The Company received approximately $0.9 million in cash and a $0.3 million unsecured promissory note. The note bears interest at 12% per annum and is payable as follows: one-third of the principal plus unpaid interest was due October 1, 2003 with the remaining balance payable in eight quarterly installments of principal and interest beginning January 1, 2004 and ending October 1, 2005. During fiscal year 2002, the sale resulted in a charge to operations of approximately $3.0 million, which represents the net assets sold including approximately $2.5 million in goodwill and costs and expenses of the transaction, net of $0.9 million of cash received from the sale of the operation’s net assets. Due to the uncertainty of ultimate collection, the proceeds from the promissory note are recognized when the cash payments are received. During fiscal year 2003, cash payments of $0.1 million were recognized. In connection with the SSPD transaction, the Company agreed, subject to certain limitations and exceptions, not to engage in the manufacture of intermediate power amplifiers for satcom amplifiers (“IPA’s”) for a 3-year period. In addition, the Company agreed to purchase from KMIC Technology Inc. $0.7 million of its IPA’s per year for such 3-year period.

6. Credit Facility

In December 2002, the Company amended the Credit Facility to increase the maximum amount of its revolving credit line by $20.0 million (the amount of the term loan formerly outstanding under the same credit facility), from $41.0 million to $61.0 million and to extend the expiration date from December 22, 2004 to May 31, 2005. The Credit Facility continues to be secured by substantially all of the assets of CPI and guaranteed by Holding and most of CPI’s subsidiaries. Availability under the Credit Facility continues to be based upon eligible receivables, machinery and equipment and certain real estate. As of October 3, 2003, CPI had $30.0 million available under the Credit Facility.

The Credit Facility provides for borrowings that will bear interest at a rate equal to LIBOR plus 3.25% per annum or prime rate plus 1.75% per annum. Additionally, the terms of the Credit Facility require the Company to maintain certain financial covenants and limit the payment of cash dividends

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

on the Senior Preferred Stock and Junior Preferred Stock. In addition to customary fronting and other fees under the Credit Facility, CPI pays a fee equal to 1.25% per annum on outstanding but undrawn amounts of letters of credit, customary collateral management fees and a commitment fee of 0.375% per annum on unused facilities.

7. Senior Subordinated Notes

The $100 million principal amount of the Notes matures in 2005 and bears interest at 12% per annum, payable semiannually. The payment of principal, premium and interest on, and other obligations evidenced by the Notes is subordinated in right of payment, as set forth in the indenture governing the Notes (the “Indenture”), to the prior payment in full of all senior indebtedness (as defined), including indebtedness under the Credit Facility, whether outstanding on the date of the Indenture or thereafter incurred. CPI’s payment obligations under the Notes are jointly and severally guaranteed by Holding and all of CPI’s subsidiaries.

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

Upon the occurrence of a change of control, CPI will be required to make an offer to each holder of Notes to repurchase all or a portion of such holder’s Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption. The Credit Facility currently allows CPI to redeem limited amounts of Notes each fiscal year without prior permission from the lenders under the Credit Facility. Subsequent to October 3, 2003, CPI and Holding entered into an amendment to the Credit Facility that, among other things, permits CPI to redeem up to an aggregate maximum amount of $30.0 million of the Notes in any fiscal year. See Note 21, Subsequent Events. In addition, the Indenture contains various restrictions, including restrictions on mergers or the sales of CPI’s assets, dividend payments, purchase, redemption, acquisition or retirement of equity interests of CPI or its affiliates, principal payment on any indebtedness of CPI or guarantors that is subordinated to the Notes, the incurrence of certain indebtedness, or the making of any restricted investment, as defined.

8. Senior Redeemable Preferred Stock

CPI is authorized to issue up to 325,000 shares of Senior Preferred Stock, including shares of Senior Preferred Stock that may be used to pay dividends on the Senior Preferred Stock if CPI so elects. Dividends on the Senior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. Beginning August 1, 2000, dividends may be paid only in cash.

During fiscal years 2003, 2002 and 2001, cash dividends of $5.9 million, $5.1 million and $4.4 million, respectively were accrued and not paid on Senior Preferred Stock.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The Senior Preferred Stock is redeemable at the option of CPI, in whole or in part from time to time, initially at 107% of the liquidation preference thereof and at decreasing prices thereafter to and including August 1, 2004 and thereafter at 100% of the liquidation preference thereof, together, in each case, with accumulated and unpaid dividends thereon. The Senior Preferred Stock is subject to mandatory redemption in whole on August 1, 2007 at a price equal to the liquidation preference thereof, plus accumulated and unpaid dividends.

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

9. Junior Preferred Stock

CPI is authorized to issue up to 525,000 shares of Junior Preferred Stock, including shares of Junior Preferred Stock that may be used to pay dividends on the Junior Preferred Stock if CPI elects to pay dividends in shares of Junior Preferred Stock. The aggregate liquidation preference of the Junior Preferred Stock issued in connection with the formation of CPI in 1995 was $10.0 million. Dividends on the Junior Preferred Stock accrue at the rate of 14% per annum and are payable quarterly, commencing on November 1, 1995. On or before the redemption of the Senior Preferred Stock or the exchange of Senior Preferred Stock into Exchange Notes, CPI is required to pay dividends on the Junior Preferred Stock in additional fully paid and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After such redemption or exchange, CPI may, at its option and subject to debt and Senior Preferred Stock covenant restrictions, pay dividends on the Junior Preferred Stock in cash or in additional fully paid

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

and non-assessable shares of Junior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends.

At a value of $100 per share, CPI paid preferred dividends on its Junior Preferred Stock through the issuance of 38,509, 33,557 and 29,243 shares of Holding Stock for fiscal years 2003, 2002 and 2001, respectively.

The Junior Preferred Stock ranks junior in right of payment to all liabilities of CPI and to any preferred stock, including Senior Preferred Stock, that is senior in right of payment to the Junior Preferred Stock and ranks senior in right of payment to any additional preferred stock that does not expressly provide that it ranks senior to or on parity with the Junior Preferred Stock and the Company’s common stock.

10. Supplemental Cash Flow Information

Cash paid for interest was $12.3 million, $14.5 million and $18.2 million in fiscal years 2003, 2002 and 2001, respectively. Cash paid for taxes was $8.6 million, $1.2 million and $0.6 million, in fiscal years 2003, 2002 and 2001, respectively.

Non-cash financing activities included the following: Dividends on Senior Preferred Stock included $5.9 million, $5.1 million and $4.4 million of accrued but unpaid preferred dividends in fiscal years 2003, 2002 and 2001, respectively. Dividends on Junior Preferred Stock were paid through the issuance of 38,509, 33,557 and 29,243 shares of Junior Preferred Stock during fiscal years 2003, 2002, and 2001, respectively. Amortization of discount and issue costs on the Senior Preferred Stock was $0.2 million for each of fiscal years 2003, 2002, and 2001. Equipment of $0.1 million was acquired under capital leases during fiscal year 2001 and fully depreciated in fiscal year 2003. No equipment was acquired under capital leases for fiscal years 2003 or 2002.

11. Leases

At October 3, 2003, CPI was committed to minimum rentals under non-cancelable operating lease agreements primarily for land and facility space. Also, as noted in Note 18 “Related Party Transactions,” on December 22, 2000, CPI and Holding entered into an operating lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of $2.45 million.

A summary of future minimum lease payments (in thousands) follows:

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Operating	Sublease
Fiscal Year	Leases	Income

2004	$3,577	137
2005	3,338	10
2006	2,718	–
2007	2,530	–
2008	2,463	–
Thereafter	32,507	–

Total future minimum lease payments	$47,133	147

Real estate taxes, insurance, and maintenance are also obligations of CPI. Rental expense under non-cancelable operating leases amounted to $3.7 million, $3.7 million, and $3.0 million for fiscal years 2003, 2002, and 2001, respectively.

12. Contingencies

The amount of outstanding letters of credit provided for under the Credit Facility was $5.3 million as of October 3, 2003. These outstanding obligations are comprised of the following: $2.6 million related to ten performance bond guarantees, $2.0 million related to the Company’s worker’s compensation insurance, and $0.7 million to various other beneficiaries related primarily to insurance and service contracts.

The Company and Varian are currently defendants in a lawsuit relating to operations prior to the acquisition by the Company of its business from Varian. The Company’s acquisition agreement with Varian provides for Varian’s retention of liability arising out of the above referenced litigation. Accordingly, in the opinion of management, the outcome of that litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of CPI.

From time to time, CPI may be subject to other claims that arise in the ordinary course of business. In the opinion of management, as of October 3, 2003, all such matters involve amounts that would not have a material adverse effect on the Company’s consolidated financial position if unfavorably resolved.

13. Segments and Related Information

The Company has two reportable segments: VED and satcom equipment. Reportable segments are differentiated based on product. The VED segment is made up of four operating units, which have been aggregated. Each operating unit has a President that reports either to the Chief Operating Officer, who in turns reports to the Chief Executive Officer (“CEO”), or directly to the CEO.

The CEO evaluates performance and allocates resources to each of these operating units based on the Company’s principal performance measure, earnings before interest, income taxes, depreciation and amortization and certain other non-cash charges (“EBITDA”). These four operating units have similar economic characteristics as measured by EBITDA. The Company’s analysis of the similarity of economic characteristics was based on both a historical and anticipated future analysis of performance. In addition, the aggregated units are similar in (i) the nature of their products, (ii) their manufacturing processes, (iii) their customers and, (iv) their distribution and sales methods.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

The VED segment develops, manufactures and distributes high power/high frequency microwave and radio frequency signal components. Its products include linear beam, cavity, power grid, crossed field and magnetron devices. These products are used in the communication, radar, electronic countermeasures, industrial, medical and scientific markets depending on the specific power and frequency requirements of the end-user and the physical operating conditions of the environment in which the VED will be located. Its products are distributed through the Company’s direct sales force, independent sales representatives and distributors.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Included in the “Other” column is financial information for SSPD, which was sold on September 26, 2002 and did not meet the quantitative thresholds to be reported separately, and certain unallocated corporate-level operating expenses.

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

		Satcom
(Dollars in thousands)	VEDs	Equipment	Other	Total

Fiscal Year 2003:
Revenues from external customers	$219,870	45,564	—	265,434
Intersegment product transfers	15,662	—	—	15,662
EBITDA	50,850	4,183	(9,590)	45,443
Total Assets	94,671	13,045	67,165	174,881
Capital Expenditures	2,612	352	103	3,067

Fiscal Year 2002:
Revenues from external customers	$202,978	45,432	2,835	251,245
Intersegment product transfers	12,527	—	952	13,479
EBITDA	37,300	672	(11,333)	26,639
Total Assets	91,608	14,207	42,686	148,501
Capital Expenditures	3,086	87	205	3,378

Fiscal Year 2001:
Revenues from external customers	$203,656	64,819	4,046	272,521
Intersegment product transfers	20,081	—	1,432	21,513
EBITDA	29,183	(4,046)	(8,476)	16,661
Total Assets	109,684	33,015	52,950	195,649
Capital Expenditures	3,522	1,487	779	5,788

A reconciliation of EBITDA from reportable segments to Income (Loss) before Taxes is as follows:

(Dollars in thousands)	Fiscal Year

	2003	2002	2001

Segment EBITDA	$45,443	26,639	16,661
Less:
Depreciation and amortization	5,752	10,645	12,848
Other	—	3,033	—
Interest expense	12,511	14,463	18,646

Income (loss) before taxes	$27,180	(1,502)	(14,833)

In fiscal year 2002, “Other” represents non-cash charges of $2.5 million resulting from the write-off of goodwill in conjunction with the sale of SSPD and $0.5 million related to impairment of equipment used in the satcom equipment segment.

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

Sales by geographic area are as follows:

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Dollars in thousands)	Fiscal Year

	2003	2002	2001

United States	$175,880	175,060	182,637
All foreign countries	89,554	76,185	89,884

Total sales	$265,434	251,245	272,521

CPI has one customer, the US Government, that accounted for 10% or more of consolidated sales in fiscal years 2003, 2002 and 2001. Sales to this customer were $51.3 million, $43.9 million and $42.8 million in the Company’s consolidated sales for fiscal years 2003, 2002, and 2001, respectively. Accounts receivable from this customer represented 21% and 18% of consolidated accounts receivable at fiscal year end 2003 and 2002, respectively. A substantial majority of these sales were VED segment products, but this customer also purchased satcom equipment products as well.

14. Research and Development

CPI-sponsored research and development costs related to both present and future products are expensed currently. Customer-sponsored research and development costs are charged to cost of sales to match revenue received. Total expenditures incurred by CPI on research and development are summarized as follows:

	CPI	Customer	Total
(Dollars in thousands)	Sponsored	Sponsored	Incurred

Fiscal year 2003	$6,860	3,725	10,585
Fiscal year 2002	$5,873	5,174	11,047
Fiscal year 2001	$5,767	5,012	10,779

15. Provision for Income Taxes

Income (loss) before income taxes for domestic and non-U.S. operations is as follows:

(Dollars in thousands)	Fiscal Year

	2003	2002	2001

Domestic	$18,166	(1,461)	(9,367)
Non-U.S	9,014	(41)	(5,466)

Total	$27,180	(1,502)	(14,833)

Income tax expense (benefit) is comprised of the following:

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(Dollars in thousands)	Fiscal Year

	2003	2002	2001

Current
U.S. federal	$6,740	1,601	(8,730)
State	1,941	225	10
Non-U.S	1,644	(767)	310

Total Current	10,325	1,059	(8,410)

Deferred
U.S. federal	—	2,389	9,350
State	—	1,085	2,994
Non-U.S	—	26	(984)

Total Deferred	—	3,500	11,360

Income tax expense	$10,325	4,559	2,950

The significant components of the CPI’s deferred tax assets and liabilities are as follows:

(Dollars in thousands)	Fiscal Year-End

	2003	2002

Deferred tax assets:
Inventory and other reserves	$8,473	8,116
Accrued vacation	1,670	1,474
Deferred compensation and other accruals	1,184	474
Foreign jurisdictions, net	489	1,154
State taxes	668	—
Net operating loss and credit carryforwards	1,336	2,059

Gross deferred tax assets	13,820	13,277
Valuation allowance	(10,274)	(11,769)

Total deferred tax assets	3,546	1,508
Deferred tax liabilities:
Accelerated depreciation	(3,532)	(1,507)
Foreign jurisdictions, net	(14)	(1)

Total deferred tax liabilities	(3,546)	(1,508)

Net deferred tax asset	$—	—

The provision for income tax expense for fiscal year 2003 and 2002 consists of federal and state current tax expenses. The foreign income tax expense results from current tax payable in the foreign jurisdictions.

As of fiscal year 2003 and 2002, management has established a full valuation allowance for all of deferred tax assets for which realization is uncertain. This allowance has been established based on the uncertainty of utilizing net operating losses and various tax credits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 3, 2003. The net change in the total valuation allowance for the 53 week-period ended October 3, 2003 and the 52-week period ended September 27, 2002 was a decrease of $1.5 million and a decrease of $0.2 million, respectively.

As of October 3, 2003, the Company has fully utilized the net operating loss carryforward for federal income tax and has approximately $12.0 million in state net operating loss carryforwards available to reduce future income subject to income taxes. State net operating loss carryforwards expire beginning in 2008.

As of October 3, 2003, the Company has foreign tax credit carryforwards for federal income tax purposes of $0.2 million and a manufacturers’ investment credit for California income tax purposes of approximately $0.6 million available to reduce future federal and California income taxes, respectively. Foreign tax credit carryforwards expire beginning in 2008. The California credit will expire beginning in 2005.

The differences between the effective income tax rate and the statutory federal income tax rate are as follows:

	Fiscal Year

	2003	2002	2001

Statutory federal income tax benefit rate	35.0%	(35.0)%	(35.0)%
Foreign tax rate differential	(0.2)	(48.2)	2.2
State taxes	4.6	56.6	20.2
Non-deductible expenses	1.4	12.0	26.1
Change in valuation allowance	(2.8)	318.1	5.7
Other	—	—	0.7

Effective tax rate	38.0%	303.5%	19.9%

16. Stock-Based Benefit Plans

          2000 Stock Option Plan

In March 2000, Holding established the Communications & Power Industries 2000 Stock Option Plan (“the Plan”) to provide an incentive for key employees, consultants, advisors and non-affiliate directors of Holding and its subsidiaries, and reserved 250,000 shares of Holding’s common stock for issuance under the Plan. Options granted under the Plan are granted at fair value, expire ten years from the date of grant and generally vest in four equal annual installments, commencing one year from the date of grant. The stock options granted pursuant to the Plan are not considered “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended, and are subject to all of the terms and restrictions contained in the Stock Option Agreements and Stockholders Agreements. Upon a merger or a sale, the Stock Option Committee of the Board of Directors

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(“Committee”), may, in its discretion, do one or more of the following: (1) shorten the period which options are exercisable, (2) accelerate the vesting schedule of the options, (3) arrange to have surviving or successor entity assume the options or grant replacement options with appropriate adjustments in the exercise prices and adjustments in the number and kind of securities, and (4) cancel these options upon payment to the option holder in cash. All determinations to the preceding shall be made by the Committee and shall be final, binding and conclusive on all parties.

On March 3, 2003, a majority of the holders of Holding’s common stock adopted an amendment to the Plan to increase the total number of shares of common stock that Holding is authorized to issue pursuant to the Plan from 250,000 to 350,000. A summary of the status of the Plan is as follows:

		Options Outstanding

	Options Available	Number of Shares	Weighted-average
	for Grant	Under Option	Exercise Price

Authorized	250,000	—	—
Granted	(235,050)	235,050	$4.00

Balance at September 28, 2001	14,950	235,050	$4.00

Granted	(2,000)	2,000	$4.00
Canceled	21,750	(21,750)	$4.00

Balance at September 27, 2002	34,700	215,300	$4.00

Additional shares authorized	100,000	—	—
Granted	(191,000)	191,000	$1.10
Canceled	102,250	(102,250)	$4.00

Balance at October 3, 2003	45,950	304,050	$2.18

The following table summarizes information about options outstanding under the Plan at October 3, 2003:

Options Outstanding				Options Exercisable

		Outstanding Options
		Weighted Average
		Remaining
Range of Exercise		Contractual Life	Weighted-average	Number of Shares	Weighted-average
Prices	Number of Shares	(In Years)	Exercise Price	Exercisable	Exercise Price

$4.00	113,050	6.78	$4.00	82,600	$4.00
$1.10	191,000	9.42	$1.10	—	$1.10

The Company uses the intrinsic-value based method to account for its employee’s stock-based compensation plan. For options granted in fiscal year 2002 and 2001, no compensation cost has been

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

recognized in the accompanying consolidated financial statements for options granted under this plan as the exercise price of each option equaled the fair value of the underlying common stock as of the grant date. With respect to options granted in fiscal year 2003, the Company has recorded deferred stock-based compensation of approximately $1.5 million for the difference at the grant date between the exercise price and the fair value as determined by an independent appraisal. The total deferred stock-based compensation recorded will be amortized on a straight-line basis over the four-year vesting period.

               Holding Equity Plan

In August 1995, Holding established the Holding 1995 Management Equity Plan (the “Holding Equity Plan”), under which certain of Holding’s and CPI’s present and former executive officers are participants. Under the Holding Equity Plan, participants may purchase shares of Holding common stock (“Management Shares”) at a price determined by Holding’s Board of Directors to be the fair value of such Holding common stock on the date the participant executes an agreement to purchase the shares. Holding has reserved a total of 1,250,000 shares of Holding Common Stock for issuance under the Holding Equity Plan, of which 1,146,750 were issued to the Company’s former Chief Executive Officer, certain officers and key employees in fiscal year 1995. In March 2003, the Company sold an additional 100,000 shares to certain executive officers of Holding and CPI for $1.10 per share in cash. The Company recorded compensation expense of $0.8 million related to this sale as the shares were subsequently determined to have been sold at less than the fair value as determined by an independent appraisal.

17. Retirement and Profit Sharing Plans

CPI provides a qualified 401(k) investment plan covering substantially all of its domestic employees and a pension contribution plan covering substantially all of its Canadian employees. The plans provide for CPI to contribute an amount based on a percentage of each participant’s base pay. CPI also has a Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) that allows eligible executives and directors to defer a portion of their compensation. Participant contributions and CPI matching contributions to the Non-Qualified Plan are 100% vested. The deferred compensation liability amounted to approximately $0.1 million and $0.1 million as of October 3, 2003 and September 27, 2002, respectively. Total CPI contributions to these plans were $2.7 million for each of fiscal years 2003, 2002, and 2001.

CPI’s bonus program provides incentive bonuses to management if certain performance goals are achieved. Such performance goals are measured based upon earnings before interest, taxes, depreciation and amortization, cash flow and asset utilization.

               Defined Benefit Plan

In fiscal year 2003, the Company established a defined benefit pension plan for its Chief Executive Officer. The plan’s benefits are based on compensation earnings but are limited by Canada’s Income Tax Act. All costs of the plan will be borne by the Company. The plan’s assets consist primarily of mutual funds and cash.

The following table shows the net periodic pension cost and other data of this plan for fiscal year 2003:

(Dollars in thousands)
Components of net periodic pension cost
Current year service cost	$23
Prior year service cost	124
Interest cost	20
Actual return on plan assets	(13)

Net periodic pension cost	$154

Benefit Obligation
Beginning balance	$—
Transfer from defined contribution plan	102
Service cost	147
Interest cost	20
Benefits paid	—
Exchange rate adjustment	40

Ending balance	$309
Plan Assets at Fair Value
Beginning balance	$—
Transfer from defined contribution plan	102
Actual return on plan assets	13
Company contributions	147
Benefits paid	—
Exchange rate adjustment	40

Ending balance	$302

Benefit obligations in excess of plan assets	$7

The projected benefit obligations and net periodic pension cost were determined using the following weighted-average assumptions:

Discount rate	4.75%
Expected return on plan assets	7.50%
Expected rate of compensation increases	5.50%

18. Related Party Transactions

               Sale-leaseback transaction with Holding

On December 22, 2000, a sale-leaseback transaction related to CPI’s facilities in San Carlos, California was accomplished between CPI and Holding. Holding paid CPI aggregate consideration of $23.0 million for the San Carlos real property, consisting of $17.25 million in cash and an unsecured promissory note in the principal amount of $5.75 million. The promissory note matures in December 2009, and provides for interest-only payments on a quarterly basis at the rate of 15.5% per annum, with up to 35.25% of each interest payment payable in kind, at Holding’s option, by its issuance of additional notes. CPI and Holding entered into a lease of the San Carlos real property for a term of twenty (20) years on a net basis with a fixed annual rent (payable in equal monthly installments) of

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

$2.45 million. Holding financed the cash portion of the San Carlos purchase price and its fees and expenses with respect to the transaction by borrowing $18.0 million from Wells Fargo Bank, which loan matured June 1, 2002. During fiscal year 2002, the loan was extended until June 1, 2003 and a principal payment of $0.2 million was made. During fiscal year 2003, the loan was extended until January 31, 2004 and another principal payment of $0.3 million was made. The loan bears interest at LIBOR plus 4.25% and is secured on a non-recourse basis (subject to normal and customary exceptions) by the San Carlos real property. CPI realized a gain on the sale of the property of approximately $8.5 million that is being recognized over the twenty year lease term. Intercompany accounts and transactions associated with this sale-leaseback transaction have been eliminated in consolidation.

               Holding Summary

CPI’s related party transactions with Holding consist of the following (in thousands);

	Fiscal Year-End

(Dollars in thousands)	2003	2002

Note receivable from Holding	$5,750	5,750
Net accounts payable to Holding	$923	670
Deferred income on sale-leaseback
Current portion	$424	424
Deferred portion	$6,887	7,311
Shareholder loan	$1,256	1,223

	Fiscal Year

(Dollars in thousands)	2003	2002

Rent expense	$2,450	2,450
Interest income on note receivable	$891	891
Interest income on shareholder loan	$33	42
Realized gain on sale of property	$424	424

                    Outside Advisors

Holding and CPI have entered into a management services agreement with Leonard Green & Partners, L.P. (“LGP”) to pay approximately $0.4 million, plus out-of-pocket expenses, annually to LGP, which is an affiliate of the general partner of Green Equity Investors II, L.P., Holding’s majority stockholder. Certain individuals who are stockholders of the general partner of LGP are members of the Board of Directors of Holding and CPI. The management services agreement provides for management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. In addition, LGP may provide financial advisory and investment banking services to the Company in connection with major financial transactions for an additional fee.

                    Stockholder Loans

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In connection with Holding’s 1995 Management Equity Plan, certain executive officers of CPI and Holding elected to pay a portion of the purchase price for their Management Shares by delivery of a secured promissory note (collectively, the “Management Notes”) to Holding.

The aggregate principal amount of such Management Notes was $0.9 million as of October 3, 2003. Of this amount, $0.7 million is secured by a pledge of a portion (from 50% to 75%) of the Management Shares issued to each executive officer and is guaranteed by Varian. The balance of $0.2 million is secured by a pledge of approximately 91% of the Management Shares issued, but is not guaranteed by Varian. Outstanding principal under each type of Management Note bears interest at an annually adjustable rate equal to the “Applicable Federal Rate” in effect under Internal Revenue Code Section 1274(d) for obligations of a term equal to the then-remaining term of such note. Recourse by Holding under both types of Management Notes is limited to the Management Shares pledged to secure the applicable note and the Varian guaranty. The Board of Directors of Holding has extended the due dates of all past and future scheduled interest and principal payments on these Management Notes until the Management Notes are due in 2004 or upon request of the Board of Directors, whichever comes first.

19. Holding Data

Holding has guaranteed CPI’s obligations under the Credit Facility, the Senior Notes and the Indenture. Other than the following, the consolidated balance sheets of Holding as of October 3, 2003 and September 27, 2002 are substantially identical to that of CPI and its subsidiaries: (i) the presentation of CPI’s preferred stock as minority interest and the components of stockholders’ equity of Holding, and (ii) the transactions associated with the San Carlos real property purchase and related financing and leaseback arrangements, as noted in Note 18 “Related Party Transactions.”

The consolidated balance sheets of Holding are summarized as follows (in thousands, except per share amounts):

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

	Fiscal Year

Assets	2003	2002

Current assets	$106,447	76,252
Long-term assets	75,521	79,937

Total assets	$181,968	156,189

Liabilities and Stockholders’ Equity
Current liabilities	$89,206	75,151
Long-term debt and deferred taxes	100,000	100,000

Total liabilities	189,206	175,151
Senior Redeemable Preferred Stock of subsidiary	28,907	28,693
Junior Preferred Stock of subsidiary	29,300	25,449
Stockholders’ Equity:
Common stock ($.01 par value, 6,500,000 shares authorized; 5,008,172 and 4,908,172 shares issued and outstanding as of 2003 and 2002, respectively)	50	49
Additional paid-in capital	21,519	19,111
Deferred stock-based compensation	(1,289)	—
Accumulated deficit	(84,469)	(91,041)
Less stockholder loans	(1,256)	(1,223)

Total liabilities and stockholders’ equity	$181,968	156,189

Separate financial statements of CPI’s direct and indirect subsidiaries, all of which are also guarantors under the Senior Notes and the Indenture and certain of which are guarantors under the Credit Facility, are not included because (i) these subsidiaries are jointly and severally liable for the obligations under the Senior Notes, the Indenture and, as applicable, the Credit Facility and (ii) the separate financial statements and other disclosures concerning these subsidiaries are not deemed by CPI to be material to investors.

20. Quarterly Financial Data (Unaudited)

	(Dollars in thousands)

	Oct. 3,	July 4,	Apr. 4,	Jan. 3,	Sept. 27,	June 28,	Mar. 29,	Dec. 28,
Quarter Ended	2003	2003	2003	2003	2002	2002	2002	2001

Sales	$65,190	70,721	67,897	61,626	59,613	64,792	60,612	66,228
Gross profit	$20,655	23,448	20,684	16,690	15,287	16,664	12,946	14,159
Net income (loss)	$2,380	8,528	3,286	2,661	(2,567)	(1,052)	(1,760)	(682)

During the closing of the quarter ended October 3, 2003 and in connection with the Merger Agreement described in Note 21, the Company obtained an updated independent appraisal to determine the fair value of common stock purchased by certain executives and stock options granted to certain employees during the quarter ended April 4, 2003. The Company recognized additional employee compensation expense for 100,000 shares of Holding common stock, based on the difference between the issue price of common stock and the revised fair value of the Company’s

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

common stock. The Company also recognized additional employee compensation expense over the four-year vesting period for 191,000 shares of stock options granted based on the difference between the exercise price and the revised fair value of common stock. As a result, compensation expense increased from previously reported amounts by $0.8 million and $0.1 million for the quarters ended April 4, 2003 and July 4, 2003, respectively. As of April 4, 2003, the reported balance sheet amounts for additional paid-in capital and deferred stock-based compensation were increased by $2.3 million and $1.5 million, respectively. As of July 4, 2003, the reported balance sheet amounts for additional paid-in capital and deferred stock-based compensation were increased by $2.3 million and $1.4 million, respectively.

21. Subsequent Events

     Proposed Merger

On November 17, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), under which a corporation (“Acquiror”) owned by The Cypress Group L.L.C., a New York-based private equity firm, agreed to acquire the Company in a cash-for-stock transaction with a total value of approximately $300 million.

Pursuant to the Merger Agreement, a wholly owned subsidiary of Acquiror will merge with and into the Company (the “Merger”) with the Company as the surviving corporation. Consummation of the Merger is subject to customary conditions, including a condition that Acquiror obtain the requisite debt financing. Subject to the satisfaction of the applicable conditions, it is currently anticipated that the Merger will close in the second quarter of fiscal year 2004.

Pursuant to the Management Services Agreement described in Note 18, it is contemplated that in connection with and upon consummation of the Merger, LGP will receive a transaction fee of $1,250,000.

     Redemption of 12% Senior Notes of CPI

On December 4, 2003, CPI instructed the trustee under the Indenture to send a notice to all of the registered holders of the Senior Notes, notifying them that CPI has elected to redeem $26,000,000 in principal amount of the Notes on January 5, 2004, pursuant to and in accordance with the terms of the Indenture. The redemption will occur at a price equal to 101.5% of the principal amount of such notes plus accrued and unpaid interest to January 5, 2004. In connection with the redemption, CPI and Holding entered into an amendment to the Credit Facility that, among other things, permits CPI to redeem up to an aggregate maximum amount of $30,000,000 of the Notes in any fiscal year.

     Related Party Transaction

In November 2003, Green Equity Investors III, L.P., an affiliate of GEI II, purchased all of the outstanding shares of 14% Junior Cumulative Preferred Stock of CPI and approximately 60% of the shares of 14% Senior Exchangeable Redeemable Cumulative Preferred Stock of CPI from an independent third party.

SCHEDULE II

COMMUNICATIONS & POWER INDUSTRIES
HOLDING CORPORATION
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and	Deduction	End of
Description	Period	Expenses	Amount	Period

Allowance for doubtful accounts receivable
Fiscal year ended 2001	$797	355	717	435
Fiscal year ended 2002	$435	331	189	577
Fiscal year ended 2003	$577	133	135	575

SCHEDULE II

COMMUNICATIONS & POWER INDUSTRIES, INC.
and subsidiaries
(A wholly owned subsidiary of Communications & Power Industries Holding Corporation)

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and	Deduction	End of
Description	Period	Expenses	Amount	Period

Allowance for doubtful accounts receivable
Fiscal year ended 2001	$797	355	717	435
Fiscal year ended 2002	$435	331	189	577
Fiscal year ended 2003	$577	133	135	575

Exhibit Index

Exhibit
No.	Description

2.1(1)	Stock Sale Agreement between CPI (as successor by merger to CPII Acquisition Corp., then known as Communications & Power Industries Holding Corporation) and Varian dated as of June 9, 1995.

2.2(1)	First Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.

2.3(1)	Second Amendment to Stock Sale Agreement among Holding, CPI (as successor by merger to CPII Acquisition) and Varian dated as of August 11, 1995.

2.4	Agreement and Plan of Merger dated as of November 17, 2003, by and among CPI Acquisition Corp., CPI Merger Sub Corp., Holding and GEI II.

3.1(1)	Restated Certificate of Incorporation of CPI filed with the Delaware Secretary of State on August 11, 1995.

3.2(7)	Amended and Restated Bylaws of CPI dated March 19, 2002.

3.3(1)	Certificate of Incorporation of Holding.

3.4(1)	Bylaws of Holding.

4.1(1)	Indenture among CPII Acquisition, Holding, the other guarantors of the Notes (the “Guarantors”) and U.S. Trust Company of California, N.A., relating to the Notes dated as of August 11, 1995.

4.2(1)	First Supplemental Indenture among CPI, Holding, the other Guarantors and U.S. Trust Company of California, N.A., relating to the Notes dated as of August 11, 1995.

4.3(1)	Form of Notes (included in Exhibit 4.1, Exhibit A)

4.4(1)	Form of Indenture between CPI and Shawmut Bank Connecticut, National Association, relating to the Exchange Notes.

4.5(1)	Form of Exchange Note (included in Exhibit 4.5, Exhibit A)

4.6(2)	Form of Second Supplemental Indenture among CPI, Holding, the other Guarantors and U.S. Trust Company of California, N.A., relating to the Notes.

10.1(6)	Loan and Security Agreement by and among CPI as borrower, the other obligors named therein, the lenders that are signatories hereto as the senders, and Foothill Capital Corporation as the arranger and administrative agent, dated as of December 15, 2000.

10.1.1(9)	Amendment Number One to Loan and Security Agreement by and among CPI as borrower, the other obligors named as signatories therein, the lenders that are signatories as lenders, and Foothill Capital Corporation as the arranger and administrative agent.

10.1.2	Letter Agreement dated as of December 1, 2003 amending Loan and Security Agreement by and among CPI as borrower, the other obligors named as signatories therein, the lenders that are signatories as lenders, and Foothill Capital Corporation as the arranger and administrative agent, dated as of December 1, 2003.

10.2(6)	Intellectual Property Security Agreement between CPI and Foothill Capital Corporation as Agent for the Lenders dated December 15, 2000.

10.3(6)	Stock Pledge and Security Agreement by CPI to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders dated December 15, 2000.

10.4(6)	Stock Pledge and Security Agreement by Holding and various CPI subsidiaries to and in favor of Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.

10.5(6)	Environmental Indemnity Agreement for the benefit of Foothill Capital Corporation, as agent for itself and the other lenders and the lenders, dated December 15, 2000.

10.6(6)	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among CPI, First American Title Company and Foothill Capital Corporation, as agent for itself and the other lenders, dated December 15, 2000.

10.7(6)	Guaranty and Security Agreement in favor of Foothill Capital Corporation as Agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors, Foothill and the other lenders named herein, dated December 15, 2000.

10.8(6)	Continuing Guaranty in favor of Foothill Capital Corporation, as agent for itself and the lenders and the other lenders pursuant to that certain Loan and Security Agreement by and among CPI, the other obligors named therein, Foothill and the other lenders named herein, dated December 15, 2000.

Exhibit
No.	Description

10.9(6)	Intercreditor Agreement among the CPI Parties and Foothill Capital Corporation, as agent for itself and other lenders, dated December 15, 2000.

10.10(6)	Fourth Amendment of Lease by and between The Board of Trustees of the Leland Stanford Junior University and CPI, dated December 15, 2000.

10.11(6)	Loan Agreement between Holding and Wells Fargo Bank, National Association, executed as of December 15, 2000.

10.11.1(8)	Modification Agreement of Secured Loan between Holding and Wells Fargo Bank, National Association, dated June 1, 2002.

10.12(6)	Promissory Note Secured by Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated December 15, 2000.

10.12.1(8)	Amended and Restated Promissory Note Secured by Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated June 1, 2002.

10.13(6)	Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among Holding, American Securities Company and Wells Fargo Bank, National Association, dated December 15, 2000.

10.13.1(8)	Memorandum of Modification Agreement Amending Deed of Trust by Holding in favor of Wells Fargo Bank, National Association, dated June 1, 2002.

10.13.2(11)	Second Modification Agreement, dated May 30, 2003, by and between Holding and Wells Fargo Bank, National Association.

10.14(6)	Subordination Agreement by CPI and Holding in favor of Wells Fargo Bank, National Association, dated December 15, 2000.

10.14.1(8)	Junior Lienor’s Consent and Subordination Agreement by CPI in favor of Wells Fargo Bank, National Association, dated June 1, 2002.

10.15(6)	Hazardous Materials Indemnity Agreement by Holding in favor of Wells Fargo Bank, National Association, dated December 15, 2000.

10.16(6)	Unsecured Promissory Note by Holding in favor of CPI, dated December 15, 2000.

10.17(6)	Lease dated as of December 1, 2000 by and between Holding, as lessor, and CPI, as lessee.

10.18(1)	Cross License Agreement between CPI and Varian dated as of August 10, 1995.

10.19(1)	Trademark License Agreement between CPI and Varian dated as of August 10, 1995.

10.21(1)	Purchase Agreement among CPII Acquisition, Holding and the initial purchaser of the Series A Senior Preferred Stock (the “Initial Senior Preferred Stock Purchaser”) dated as of August 11, 1995.

10.26(1)	Holding Common Stock Registration Rights Agreement by and among Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.

10.27(1)	Stockholders Agreement by and among Holding, GEI II and the Initial Senior Preferred Stock Purchaser dated as of August 11, 1995 relating to the Holding Common Stock sold with the Series A Senior Preferred Stock.

10.28(1)	Stock Subscription Agreement among Holding, CPII Acquisition Corp. and GEI II dated as of August 11, 1995.

10.29(1)	Management Services Agreement among CPI, Holding and Leonard Green & Partners, L.P. dated as of August 11, 1995.

10.30(1)	1995 Holding Management Equity Plan (including Form of Management Subscription and Stockholders Agreement)

10.32(5)	Communications & Power Industries 2000 Stock Option Plan.

10.32.1(10)	First Amendment to Communications and Power Industries 2000 Stock Option Plan.

10.33(5)	Form of Stock Option Agreement.

10.34(1)	Assignment and Assumption of Lessee’s Interest in Lease (Units 1-4, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc., Varian Associates, Inc. and CPI.

10.35(1)	Sublease (Unit 8, Palo Alto) dated as of August 10, 1995 between Varian Realty Inc. and CPI.

Exhibit
No.	Description

10.36(1)	Sublease (Building 4, Palo Alto) dated as of August 10, 1995 between CPI, as Sublessee, Varian Associates, Inc., as Sublessor, and Varian Realty Inc., as Adjacent Property Sublessor.

10.37(12)	Employment Agreement for O. Joe Caldarelli dated March 19, 2002.

10.38(12)	Employment Agreement for Robert A. Fickett dated September 30, 2002.

10.39(12)	Employment Agreement for Joel A. Littman dated September 30, 2002.

10.40	Employment Agreement for Mike Cheng dated November 2, 2002.

10.41	Employment Agreement for Don C. Coleman dated November 2, 2002.

10.42	Code of Ethics

10.43	Pension Plan for Executive Employees of CPI Canada, Inc. (as applicable to O.Joe Caldarelli effective January 1, 2002

21(1)	Subsidiaries of CPI and Holding.

31	Rule 13a-14 (a) /15d-14 (a) Certifications.

32	Section 1350 Certifications

(1)	Incorporated by reference to CPI’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on September 12, 1995.

(2)	Incorporated by reference to Amendment No. 3 to CPI’s Registration Statement on Form S-1 (Registration No. 33-96858), filed on November 9, 1995.

(3)	Incorporated by reference to Amendment No. 1 to CPI’s Registration Statement on Form S-1 (Registration Statement No. 33-96858), filed on October 25, 1995.

(4)	Incorporated by reference to CPI’s Annual Report on Form 10-K, for the year ended October 1, 1999.

(5)	Incorporated by reference to CPI’s Annual Report on Form 10-K, for the year ended September 29, 2000.

(6)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended December 28, 2000.

(7)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended March 29, 2002.

(8)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended June 28, 2002.

(9)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended January 3, 2003.

(10)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended April 4, 2003.

(11)	Incorporated by reference to CPI’s Quarterly Report on Form 10-Q, for the quarter ended July 4, 2003.

(12)	Incorporated by reference to CPI’s Annual Report on Form 10-K, for the year ended September 27, 2002.